Form 10QSB
period 1999-09-30
BENZ ENERGY LTD /CAN/
filed 1999-11-15
CIK 1067064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number _________________________


                                BENZ ENERGY INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                    76-0577348
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


1000 Louisiana Street, 15th Floor
Houston, Texas                                                   77002
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code         (713) 739-0351


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__                  NO ____


Number of shares of Benz Energy Inc. common stock, $.01 par value,
outstanding as of September 30, 1999                        46,368,939

                                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                              BENZ ENERGY INC.
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (Unaudited)

                                                                     For the Quarter Ended               For the Nine Months Ended
                                                                         September 30,                         September 30,
                                                              ----------------------------------    -------------------------------
                                                                    1999                 1998              1999             1998
                                                              -----------------  ---------------    ---------------  --------------
REVENUES
   Oil and gas sales                                           $     1,999,254    $   1,249,316      $   5,277,582    $  3,289,721

EXPENSES
   Depreciation, depletion and amortization                          1,296,517          659,942          3,449,215       1,750,398
   Operating costs                                                     123,587          277,614            606,159         624,202
   General and administrative                                          836,679        1,367,070          2,500,947       4,531,320
   Interest expense                                                    840,488        1,183,654          2,741,670       3,458,226
   Debt issuance costs                                                 240,134          279,202          1,254,335         764,297
                                                              -----------------  ---------------    ---------------  --------------
                                                                     3,337,405        3,767,482         10,552,326      11,128,443
                                                              =================  ===============    ===============  ==============
LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES) AND
    PROVISION FOR INCOME TAXES                                      (1,338,151)      (2,518,166)        (5,274,744)     (7,838,722)

Interest income                                                         97,495          167,495            260,789         486,856
Loss on sale of assets                                                    (217)             295           (330,619)        (16,744)
                                                              -----------------  ---------------    ---------------  --------------
    Total Other Income (Expense)                                        97,278          167,790            (69,830)        470,112
                                                              =================  ===============    ===============  ==============

LOSS BEFORE PROVISION FOR INCOME TAXES                              (1,240,873)      (2,350,376)        (5,344,574)     (7,368,610)
Provision for income taxes                                                  --               --                 --              --
                                                              -----------------  ---------------    ---------------  --------------

NET LOSS BEFORE PREFERRED STOCK DIVIDEND AND
EXTRAORDINARY ITEM                                                  (1,240,873)      (2,350,376)        (5,344,574)     (7,368,610)
Cumulative preferred stock dividends                                (1,071,778)        (246,100)        (1,540,914)       (631,945)
                                                              -----------------  ---------------    ---------------  --------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                  (2,312,651)      (2,596,476)        (6,885,488)     (8,000,555)
Extraordinary loss on early extinguishment of debt                  (2,384,931)              --         (2,384,931)             --
                                                              -----------------  ---------------    ---------------  --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                     $    (4,697,582    $  (2,596,476)     $  (9,270,419)   $ (8,000,555)
                                                              =================  ===============    ===============  ==============

BASIC LOSS PER SHARE ON COMMON STOCK:
  LOSS BEFORE EXTRAORDINARY ITEM                              $          (0.06)  $        (0.08)    $        (0.19)   $      (0.25)
  EXTRAORDINARY LOSS                                                     (0.07)              --              (0.07)             --
                                                              -----------------  ---------------    ---------------  --------------
  NET LOSS                                                    $          (0.13)  $        (0.08)    $        (0.26)   $      (0.25)
                                                              =================  ===============    ===============  ==============
DILUTED LOSS PER SHARE ON COMMON STOCK:
  LOSS BEFORE EXTRAORDINARY ITEM                               $         (0.06)  $        (0.08)    $        (0.19)   $      (0.25)
  EXTRAORDINARY LOSS                                                     (0.07)              --              (0.07)             --
                                                              -----------------  ---------------    ---------------  --------------
  NET LOSS                                                     $         (0.13)  $        (0.08)    $        (0.26)   $      (0.25)
                                                              =================  ===============    ===============  ==============

Weighted average common shares outstanding used to
compute earnings per share:
   Basic                                                            39,674,399       32,907,633         35,863,435      32,099,156
   Diluted                                                          39,674,399       32,907,633         35,863,435      32,099,156

                 The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                BENZ ENERGY INC.
                                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                 (Unaudited)

                                                               For the Nine Months Ended
                                                                     September 30,
                                                      --------------------------------------
                                                            1999                  1998
                                                      ------------------    ----------------
    Net loss applicable to common stockhol             $     (9,270,419)     $   (8,000,555)

    Other comprehensive income, net of tax:
      Foreign currency translation adjustment                     8,621             (46,756)
      Unrealized gains on marketable securities                  85,630            (216,118)
                                                      ------------------    ----------------

    Comprehensive loss                                 $     (9,176,168)     $   (8,263,429)
                                                      ==================    ================















The accompanying notes to consolidated financial statements are an integral part of this statement.

                                              BENZ ENERGY INC.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                   --------------------------------------------
                                                                                           1999                   1998
                                                                                   ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $        (7,729,505)    $       (7,368,610)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation, depletion and amortization                                               3,449,215              1,750,398
       Amortization of deferred loan costs and discount                                       1,446,153              2,065,715
   Extraordinary loss on early extinguishment of debt                                         2,384,931                     --
   Loss on sale of stock held for investment                                                    148,091                 17,136
   Reserve for bad debt                                                                          68,328                     --
   Write-off of investment in equipment                                                         182,310                     --
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                                         (97,267)                17,773
     (Increase) decrease in prepaid expenses                                                    245,988               (405,403)
     Increase in amounts due from related parties                                               (43,645)            (3,830,593)
     Decrease in other assets                                                                   425,000                  8,467
     Increase (decrease) in accounts payable and accrued expenses                            (3,802,856)             3,527,522
     Increase (decrease) in drilling advances                                                        --                (81,809)
                                                                                   ---------------------   --------------------
       NET CASH USED IN OPERATING ACTIVITIES                                                 (3,323,257)            (4,299,404)
                                                                                   =====================   ====================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration and development expenditures                                                 (18,480,510)           (29,052,385)
   Proceeds from sale of oil and gas properties                                               6,819,013                600,000
   Proceeds from sale of stock held for investment                                              160,515                970,940
   Other capital expenditures, net                                                              (79,385)              (727,192)
   Other, net                                                                                    69,586               (315,537)
                                                                                   ---------------------   --------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                (11,510,781)           (28,524,174)
                                                                                   =====================   ====================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                      32,687,365              3,000,000
   Payments on long-term debt                                                               (24,145,833)            (5,000,000)
   Net increase in short-term borrowings                                                       (100,000)             2,472,350
   Proceeds from issuance of convertible debentures and special notes                                --             36,512,000
   Proceeds from issuance of common stock and warrants                                               --                170,298
   Proceeds from issuance of preferred stock                                                  9,270,000                     --
   Cost of debt and equity transactions                                                      (3,157,563)            (4,399,030)
   Payment on notes                                                                                  --               (885,000)
   Other                                                                                       (983,439)              (154,178)
                                                                                   ---------------------   --------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                             13,570,530             31,716,440
                                                                                   =====================   ====================

Effect of change in translation                                                                 (16,305)               (46,360)
                                                                                   ---------------------   --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,279,813)            (1,153,498)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,319,302              3,162,320
                                                                                   ---------------------   --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $         1,039,489     $        2,008,822
                                                                                   =====================   ====================

                 The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                    BENZ ENERGY INC.
                                               CONSOLIDATED BALANCE SHEET

                                                                                       September 30,           December 31,
                                                                                           1999                    1998
                                                                                    --------------------    -------------------
                                    ASSETS                                              (unaudited)             (audited)

CURRENT ASSETS
    Cash and cash equivalents                                                        $        1,039,489      $       2,319,302
    Receivables, net of allowance for doubtful accounts of $257,009 and
      $197,008, respectively                                                                  5,490,504              5,461,565
    Advances to related parties                                                                 597,996                538,336
    Available for sale marketable securities                                                         --                195,671
    Prepaid expenses                                                                            248,622                493,459
                                                                                    --------------------    -------------------
      Total Current Assets                                                                    7,376,611              9,008,333
                                                                                    --------------------    -------------------

OIL AND GAS PROPERTIES, USING FULL COST ACCOUNTING
    Costs being amortized                                                                    57,401,571             48,409,232
    Costs not being amortized                                                                36,357,927             33,748,769
                                                                                    --------------------    -------------------
                                                                                             93,759,498             82,158,001
    Less: Accumulated amortization                                                           (7,026,673)            (3,840,604)
                                                                                    --------------------    -------------------
      Net Oil and Gas Properties                                                             86,732,825             78,317,397
                                                                                    --------------------    -------------------

PROPERTY AND EQUIPMENT                                                                        1,267,138              1,572,342
    Less: Accumulated depreciation                                                             (567,278)              (477,498)
                                                                                    --------------------    -------------------
      Net Property and Equipment                                                                699,860              1,094,844
                                                                                    --------------------    -------------------

Debt issuance costs, net of accumulated amortization of $1,208,948 and
    $1,230,991, respectively                                                                  3,591,303              5,287,340
Due from related parties                                                                        118,083                130,311
Other assets                                                                                  1,892,863              1,402,022
                                                                                    --------------------    -------------------
    Total Other Assets                                                                        5,602,249              6,819,673
                                                                                    --------------------    -------------------

       TOTAL ASSETS                                                                  $      100,411,545      $      95,240,247
                                                                                    ====================    ===================














            The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                    BENZ ENERGY INC.
                                               CONSOLIDATED BALANCE SHEET

                                                                                        September 30,             December 31,
                                                                                            1999                      1998
                                                                                    ----------------------    ---------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                                (unaudited)               (audited)

CURRENT LIABILITIES
    Accounts payable                                                                 $          1,820,847       $       14,320,846
    Revenue payable                                                                               719,231                  444,826
    Accrued interest                                                                              149,185                1,342,664
    Accrued preferred dividends                                                                   381,261                  239,568
    Accrued loss on termination of employee                                                       927,957                1,000,425
    Other accrued expenses                                                                        651,476                1,763,331
    Drilling advances                                                                              20,774                   20,774
    Notes payable                                                                                      --                  137,933
    Current maturities of long-term debt                                                               --               17,228,912
                                                                                    ----------------------    ---------------------
         Total Current Liabilities                                                              4,670,731               36,499,279
                                                                                    ----------------------    ---------------------

LONG-TERM DEBT, net of unamortized discount of $-0- and $1,000,000,
    respectively                                                                               61,021,715               42,262,000

COMMITMENTS AND CONTINGENCIES                                                                          --                       --

REDEEMABLE PREFERRED STOCK, $1.00 par value; 100,000,000 shares authorized;
    13,888,140 and 9,488,140 shares issued and outstanding, respectively;
    redemption value of $13,888,140 and $9,488,140, respectively.                              13,888,140                9,488,140

STOCKHOLDERS' EQUITY:
    Preferred Stock, par value $1.00; 100,000,000 shares authorized; 239,701 and no shares issued and outstanding, respectively; redemption value of
       $25,168,605 and $-0-, respectively                                                         239,701                       --
    Common Stock, $0.01 par value, 300,000,000 shares authorized, 46,368,939 shares issued and outstanding and no par value, unlimited shares
       authorized, 33,727,724 shares issued and outstanding, respectively.                        463,689               20,424,996
    Common Stock reserved for issuance; no shares and 1,927,436 shares
       reserved, respectively.                                                                         --                2,496,030
    Additional paid-in capital                                                                 46,112,002                  878,067
    Accumulated deficit                                                                       (25,842,073)             (16,571,654)
    Unrealized losses on available for sale marketable securities                                      --                  (85,630)
    Cumulative foreign currency translation adjustment                                           (142,360)                (150,981)
                                                                                    ----------------------    ---------------------
       Total Stockholders' Equity                                                              20,830,959                6,990,828
                                                                                    ----------------------    ---------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        100,411,545      $        95,240,247
                                                                                    ======================    =====================








            The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                            5

                                BENZ ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   These financial statements have been prepared by Benz Energy without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's recent registration statement on Form SB2.


1.  DEBT


                                                                September 30,              December 31,
                                                                    1999                       1998
                                                           -----------------------    ------------------------
Aquila Financing                                            $          27,163,339      $                   --
EnCap Junior Note                                                       2,886,821                          --
Debt Restructuring Agreement                                           10,154,555                          --
EnCap Credit Facility                                                          --                  12,000,000
BOCP Credit Facility                                                           --                   3,000,000
Shell Financing (Face Value of $-0- and $7,000,000,
  respectively)                                                                --                   6,000,000
Old Ocean Financing                                                            --                   2,200,000
Cogneseis Development                                                          --                      28,912
Convertible Debentures                                                 12,055,000                  27,250,000
Special Notes                                                           8,762,000                   9,012,000
                                                           -----------------------    ------------------------
  Total                                                                61,021,715                  59,490,912
Current Portion                                                                --                  17,228,912
                                                           -----------------------    ------------------------
  Total Long-Term Debt                                      $          61,021,715        $         42,262,000
                                                           =======================    ========================

During the third quarter of 1999, the company restructured its debt obligations through the following transactions:

   AQUILA FINANCING - In August 1999, the Company closed a new long-term production financing facility with Aquila Energy Capital Corporation in the initial amount of $26.8 million. The facility may be extended by up to $1.5 million based on results of reservoir stimulation in the Fortenberry well. The proceeds were used to retire existing senior secured debt and accrued interest including the Shell production financing, the EnCap Credit Facility and the BOCP Credit Facility. In addition, the Company has a firm commitment from Aquila for an additional $3.8 million of funding for development drilling at its Oakvale Dome Field.

   The new production financing is secured by the Company's proven oil and gas properties and is repaid through a dedicated portion of the property income. Terms of the financing include a 12% interest rate and assignment of 1/16th of the Company's interest in the proven properties following full repayment of the production financing.

   ENCAP JUNIOR NOTE - In August 1999, the company borrowed $2.9 million under a Junior Note with EnCap Energy Capital Fund III, L.P. The note matures December 31, 2000 and accrues interest at a rate of 10% per annum. Proceeds were used to repay existing debt under the EnCap and BOCP credit facilities.

   DEBT RESTRUCTURING AGREEMENT - In August 1999 the company reached an agreement with certain vendors and suppliers to convert their past due account payables to a secured 10% note maturing August 23, 2002. The trade group agreeing to the financing plan represents $11.2 million in past due accounts, equal to over 90% of all accounts payable of the Company over $10,000. Under the agreement, Benz paid the group $1.12 million in September 1999 with proceeds from the private placement of $4.0 million in new equity. The note will be retired using a portion of the proceeds from the future sale of certain prospects, collections of amounts owed to Benz from an industry partner and a portion of the Company's income after debt service and capital expenditures. The remaining balance with accrued interest will be paid at maturity. The note is secured by a subordinate lien on certain properties of the Company.

   EXCHANGE OF CONVERTIBLE DEBENTURES - In July 1999, the Company closed its private placement and exchange offer with European holders of the Company's 9% Debentures, Series 1. Holders exchanged $15.1 million principal amount of debentures for $14.3 million principal amount of 8% Class A Convertible Preferred Stock Series II and purchased an incremental $1.5 million principal amount of the same preferred stock.

   REPAYMENT OF OLD OCEAN FINANCING AND PRIVATE PLACEMENT - In conjunction with the exchange offer discussed above, the Company raised new equity in Europe through the private placement of the same preferred stock series. Of the $8.5 million of new equity raised, $3.15 million was preferred stock issued to redeem the outstanding Old Ocean project bridge loan obtained in December 1998, and to re-purchase the net profits interest assigned to the lenders. The company received gross cash proceeds of $3.8 million from new investors and $1.5 million from debenture holders through the exchange above.

2.  ACQUISITIONS AND DIVESTITURES

   In January 1999, the Company acquired on behalf of the Company and its partner in the Wausau prospect, a gas pipeline in Mississippi for approximately $425,000 to provide access for gas sales. Included in the purchase were a 100% and a 93.75% BPO working interest in two producing wells. The Company does not anticipate these wells reaching defined payout. The Company owns a 53.8% interest in the pipeline and the Fairchild #1 well and a 50.5% interest in the
A. Foote Estate #1 well. Gas reserves net to the Company are estimated to be in excess of 150 MMCFG and net production of over 150 MCFGPD.

   In May 1999, the Company sold its interest in the Lisbon Field, comprising essentially all of its proven reserves in Louisiana, for $507,500 in gross proceeds to an unrelated party.

   In August, the Company sold a 37.5% interest in its Old Ocean prospect to Prime Natural Resources, Inc. Prime paid $3.5 million at closing and paid an additional $1,978,098 in September 1999 for consideration of the interest purchased. Prime has an option for a six month period to purchase an additional 12.5% of the Company's interest in the Old Ocean at a purchase price of $1,826,033, plus $214,276 at the end of the six month period.

   In September 1999, the Company sold its interest in the Plum Grove Field located in Liberty County, Texas to an unrelated party for $1.1 million in gross proceeds.


3.  CAPITAL STOCK

   In May 1999, the Company migrated from the Yukon Territory, Canada and became a Delaware corporation, changing its name to Benz Energy Inc. Authorized capital stock is 300,000,000 shares of $0.01 par value common stock and 100,000,000 shares of $1.00 par value preferred stock.

   On July 9, 1999, the Company consummated an offering pursuant to which it offered to exchange up to 354,250 shares of its class A, series II preferred stock for any and all of its outstanding 9% convertible debentures series I, due March 31, 2003 and an offering to sell up to 121,000 shares of class A, series II convertible preferred stock. At the closing, the Company exchanged $15,145,000 principal amount of the 9% convertible debentures for 159,201 shares of class A, series II preferred stock and issued 44,600 shares under the primary offering. In addition the Company issued 34,596 shares of class A, series II convertible preferred stock and warrants to purchase 3,974,923 shares of common stock in connection with the retirement of 95.45% of the Old Ocean loan and the re-conveyance of the applicable net profits interest. The balance of the Old Ocean financing and re-conveyance was settled through a cash payment. The remaining proceeds from the exchange offer and the offering of convertible preferred stock were used to pay a portion of the seismic costs relating to the old Ocean Prospect and to pay fees and expenses of the transactions. The preferred stock issued has a dividend rate of 8% payable semi-annually on September 30th and March 31st in cash or common stock at the election of the Company. The conversion price is Cdn. $0.35 per share. The Company has the right to redeem the preferred stock in cash at any time upon thirty days notice at 105% of the principal amount.

   The Company also closed a private placement in August 1999 of $4 million in new equity through the issuance of $4.4 million of redeemable Class A Preferred Stock, Series I to investment entities affiliated with and managed by EnCap Investments, L.C. The Company paid a placement fee of $100,000 to EnCap Investments, L.C. Proceeds were used to fund arrangements per the creditor agreement and for other general corporate purposes.

4.   INVESTMENT IN EQUITY SECURITIES

     At September 30, 1999 and 1998, marketable investments classified as available for sale were comprised of the following:

                                                  September 30,        September 30,
                                                       1999                1998
                                                  -------------       --------------
          Common Stocks:
            Market value                          $          --       $       90,706
            Cost                                             --              396,872
                                                  -------------       --------------

         Gross Unrealized Holding Losses          $          --       $     (306,166)
                                                  =============       ==============

     The Company realized the following gross losses from the sale of equity securities for the periods indicated:

              Nine months ended September 30, 1999                    $   148,091
              Nine months ended September 30, 1998                    $   17,136

     Benz utilizes the average cost method in computing realized gains and losses which is included in other income (expense) in the accompanying Consolidated Statement of Operations.

5.   NON-CASH INVESTING AND FINANCING ACTIVITIES

   Supplemental Disclosure of Cash Flow Information

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

         Certain holders of the convertible debentures ($7,050,000 principal amount) elected to be paid for the six-month period ending March 31, 1999 with 1,057,500 shares of common stock in lieu of $317,250 of interest. The stock price used in the swap was based on the 10 day trailing closing average through March 26, 1999.

         The Company exchanged $15,145,000 principal amount of 9% convertible debentures series I for 159,201 shares of class A, series II convertible preferred stock. In addition, 2,984,530 shares of common stock were issued as payment for costs of the exchange offer including commissions and finance fees.

         The Company issued 34,596 shares of class A, series II convertible preferred stock and warrants to purchase 3,974,923 shares of common stock in connection with the retirement of 95.45% of the Old Ocean loan and reconveyance of the applicable net profits interest.

         In July 1999, $300,000 principal amount of debentures was converted into 598,982 common shares.

         The Company paid dividends on its preferred shares, series I and II with 5,622,777 common shares of the company valued at $1,407,399.

         The following table provides additional disclosure of cash payments:

                                                    For the Nine Months Ended
                                                          September 30,
                                              ------------------------------------
                                                     1999              1998
                                              ----------------    ----------------
Cash paid during the period for:
    Interest (net of amounts capitalized)     $      6,102,069    $      2,926,646
    Income taxes (net of refunds)                           --                  --


6.  STOCK OPTIONS

    The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            Year Ended
                                           December 31,      Four Months Ended          Ten Months
                                               1998          December 31, 1997     Ended August 31, 1997
                                         ---------------    -------------------   -----------------------
         Risk Free Interest Rate                   4.59%                  5.57%                     5.57%
         Life of the Options                     2 years              2-3 years                 2-3 years
         Expected Dividend Yield                      0%                     0%                        0%
         Expected Volatility                        138%                    30%                       30%

         Weighted Average Fair value of
         Options Granted                           $0.14                  $0.40                     $0.60

         No options were granted during the nine-month period ended September 30, 1999. The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                             For the Nine Months Ended September 30,
                                             ---------------------------------------
                                                   1999                   1998
                                             ----------------       ----------------
              Net Loss                       $   (10,369,569)        $   (8,414,365)
              Net Loss Per Basic Share       $         (0.29)        $        (0.26)

                                                   September 30,     September 30,
                                                        1999             1998
                                                  ---------------   --------------
         Weighted Average Option Price Per
          Share (Cdn.$):
              Granted                              $           --   $         1.71
              Repriced                                       0.51               --
              Exercised                                        --             0.27
              Cancelled                                      2.25             1.95
              Outstanding at End of Period                   0.80             2.34
              Exercisable at End of Period                   0.80             2.34

         Weighted Average Remaining Life of
          Options Outstanding                           26 months        25 months

7.  EARNINGS PER SHARE

    Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                      September 30,     September 30,
                                          1999               1998
                                     --------------    --------------
              Warrants                    6,212,826         5,543,241
              Options                     2,867,349         3,122,617
                                     --------------    --------------
                Total shares              9,080,175         8,665,858
                                     ==============    ==============

8.   SUBSEQUENT EVENTS

     The company has proposed the drilling of a development well in the Oakvale Dome Field in Mississippi currently carried as proved undeveloped in its independent engineering report. Correspondingly, the company has applied for, and received into escrow, funding for its share of the drilling and test costs as provided for under the Aquila Credit Facility. The sole working interest partner of the company in the proposed well has also placed into escrow its share of the drilling and test costs and operations will commence shortly.

     The company has also received, and is reviewing, the first well proposal in the Old Ocean Project in Texas.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements included herein.

RECENT DEVELOPMENTS

The Company has proposed the drilling of a development well in the Oakvale Dome Field in Mississippi currently carried as proved undeveloped in its engineering report. The Company has also received, and is reviewing, the first well proposal in the Old Ocean Project in Texas.

OVERVIEW

     The following matters had a significant impact on the Company's results of operations and financial position for the nine months ended September 30, 1999:

     OUTSTANDING DEBT - During the third quarter of 1999, the company restructured its debt obligations through a new long-term production financing facility with Aquila Energy Capital Corporation, an agreement with certain vendors and suppliers to convert their past due accounts payable to a secured 10% note maturing in 2002 and the exchange of $15.1 million principal amount of debentures for $14.3 million principal amount of 8% Class A Convertible Preferred Stock Series II. Proceeds from these transactions were used to pay existing senior secured debt including the EnCap Credit Facility, the BOCP Credit Facility and the Shell production financing. In addition, the Company repaid the Old Ocean bridge loan with proceeds from new equity raised through the private placement of preferred stock in Europe. As of September 30, 1999 all of the Company's existing credit facilities are considered long-term.

     PRODUCTION - Revenue for the nine months ended September 30, 1999 was significantly improved by first sales of production from the Howell 32-4 #1 and the Fortenberry wells (Oakvale Dome development wells), the BOE 16-12 #1 well (Wausau exploratory well) and the BOE 16-14 #1 well (E. Morgantown exploratory well). Production from these wells averaged 4,279 Mcfe/d, increasing revenue $2.4 million for the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

     For the third quarter of 1999, revenue from crude oil and natural gas production increased 60% over the same period in 1998. Natural gas contributed 88% and crude oil contributed 12% of total oil and gas production revenue.

     For the nine months ended September 30, 1999, revenue from crude oil and natural gas production increased 60% over the same period in 1998. Natural gas contributed 86% and crude oil contributed 14% of total oil and gas production revenue.

     The following table summarizes volume and price information with respect to the Company's oil and gas production for the quarter and nine-month periods ended September 30, 1999 and 1998:

                                            For the Quarter Ended
                                                 September 30,           For the Nine Months Ended September 30,
                                      --------------------------------   ---------------------------------------
                                                           Increase                                   Increase
                                       1999      1998     (Decrease)      1999          1998         (Decrease)
                                      ------    ------   ------------    ------        ------       ------------
  Gas Volume - MCFGD                   9,619      5,702      3,917          8,874         4,929         3,945

  Average Gas Price - per MCF         $ 1.99     $ 2.25     $(0.26)        $ 1.87         $2.24        $(0.37)

  Oil Volume - BOD                       120         87         33            190            98            92

  Average Oil Price - per barrel      $21.26     $ 8.53     $12.73         $14.40        $10.52        $ 3.88


THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     Natural gas sales increased 49%, from $1.2 million for the third quarter of 1998 to approximately $1.8 million for the same period in 1999 due primarily to increased production compared to the prior year period. The Howell 32-14 #1 well was completed in late February 1999 and contributed approximately $549,600 in natural gas revenue on average production of 2,851 Mcf/d during the third quarter of 1999. In addition, two exploratory wells had first sales in 1999. The BOE 16-12 #1 and the BOE 16-14 #1 each averaged over 640 Mcf/d for the third quarter of 1999 for combined natural gas revenue of approximately $215,350. The Fortenberry well had first sales in August 1999 and contributed approximately $157,900 in natural gas revenue for the third quarter of 1999. The increase in average production from these new wells more than offset the effect of a decline in production due to properties sold during 1999. Partially offsetting the impact of the increased production was a decline in the average realized price for natural gas sales from $2.25 per MCF in the third quarter of 1998 to $1.99 per MCF in the comparable 1999 period. If the Company had received the same pricing as in the prior year period at current production levels, natural gas revenue would be higher by approximately $227,400 for the third quarter period. The company was adversely affected in the third quarter 1999 by the physical price swaps entered into by Shell Capital as part of the Shell production financing. The physical price swaps were terminated for production after September 1999 as part of the Aquila financing in August 1999.

     For the third quarter of 1999, oil sales increased 243% to $234,300, compared to $68,200 for the same period in 1998, due primarily to higher realized average oil prices. The Company's average realized price for sales of crude oil in the third quarter of 1999 increased by $12.73 per barrel, or 149%, increasing revenue by $140,300 compared to the same period in 1998. A net increase in production contributed $25,800 to the higher 1999 oil sales revenue as production from new wells drilled and completed in 1999 offset production lost from the sale of various properties during 1999. The BOE 16-12 #1 had oil sales totaling approximately $102,400 for the period reported on average production of 61 Bopd. In addition, the Rau Allen and the BOE 16-14 #1 contributed combined revenue of approximately $87,300 on average net production of 52 Bopd.

YEAR-TO-DATE 1999 COMPARED TO YEAR-TO-DATE 1998

     Natural gas sales increased 51%, from $3.0 million for the nine months ended September 30, 1998 to approximately $4.5 million for the same period in 1999, due primarily to increased production compared to the prior year period. The Howell 32-14 #1 well was completed in late February 1999 and contributed over $1.1 million in natural gas revenue on average production of 2,153 Mcf/d during the nine months ended September 30, 1999. Two exploratory wells also had first sales in 1999. The BOE 16-12 #1 and the BOE 16-14 #1 averaged 622 Mcf/d and 542 Mcf/d, respectively, in 1999 for combined natural gas revenue of approximately $600,000. The Fortenberry well had first sales in August 1999 and contributed approximately $157,900 in natural gas revenue for 1999. The addition of these new wells in 1999 mitigated the effect of lost production from wells sold in 1999 and resulted in an overall increase in revenue of approximately $2.4 million. The favorable impact of increased production was partially offset by a decline in the average realized price for natural gas sales from $2.24 per MCF in 1998 to $1.87 per MCF in the comparable 1999 period. The average realized price in 1999 was adversely affected by the Shell production financing physical price swaps. If the Company had received the same pricing as in the prior year period at current production levels, natural gas revenue would be higher by approximately $886,400.

     For the nine months ended September 30, 1999, oil sales increased 166% to $748,800, compared to $282,000 for the same period in 1998, due primarily to sales of production from new wells drilled and completed. The BOE 16-12 #1 had first oil sales totaling approximately $353,600 for the period reported on average production of 94 Bopd. In addition, the Rau Allen and the BOE 16-14 #1 contributed combined revenue of approximately $200,200 on average net production of 48 Bopd. Oil revenue was also impacted by improved average realized prices. The Company's average realized price for sales of crude oil in 1999 increased by $3.88 per barrel, or 37%, increasing revenue by $201,500 compared to the same period in 1998.

OPERATING EXPENSES AND OTHER INCOME (EXPENSE)

     The Company's depreciation, depletion and amortization ("DD&A") expense for the third quarter and nine-month period ended September 30, 1999 totaled $1.3 million and $3.4 million, respectively, compared to $0.7 million and $1.75 million in the comparable 1998 periods. Full cost DD&A totaled $1.2 million for the third quarter of 1999 and $3.2 million for the nine months ended September 30, 1999 compared to $575,000 for the third quarter of 1998 and $1.5 million for the year-to-date period in 1998. On an equivalent MCF basis, full cost DD&A increased $0.29 per MCFE, from $1.00 per MCFE to $1.29 per MCFE, in the third quarter of 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, the full cost DD&A rate averaged $1.17 per MCFE compared to $1.02 in 1998. The increase in DD&A is consistent with an increase in production for the 1999 period compared to the prior year period. In addition, prospect sales in the third quarter of 1999 resulted in additional costs that were added to the amortizable base. DD&A of other assets for the third quarter and the nine months ended September 30, 1999 totaled $73,800 and $263,100, respectively, compared to $85,000 and $215,700 in the comparable 1998 periods. The decrease in the quarterly depreciation was due primarily to the sale of geophysical equipment in 1999. Year-to-date costs reflect the overall increase in the related asset base from 1998 to 1999.

     Operating costs, including lease operating expense and severance taxes, decreased 55 percent from $277,600 in the third quarter of 1998 to $123,600 for the same period in 1999. For the nine months ended September 30, 1999, operating costs totaled $606,200, a decrease of $18,000 compared to the same period in 1998. For the third quarter and year-to-date period ended September 30, 1999, lease operating expense, excluding severance taxes, totaled $103,700 and $545,200, respectively, compared to $259,700 and $558,100 for the comparable periods in 1998. On an equivalent MCF basis, lease operating expense for the third quarter declined from $.45 per MCFE in 1998 to $0.11 per MCFE in 1999. For the nine months ended September 30, 1999, lease operating expense averaged $.20 per MCFE, a 46 percent decrease from $0.37 per

MCFE for the same period in 1998. The decrease in operating costs from 1998 to 1999 resulted primarily from the sale of higher cost, lower producing wells in the Lisbon and Reedy Creek Fields.

     General and administrative expense for the third quarter of 1999 decreased $530,400, or 39 percent, from the comparable period in 1998. Costs for the nine months ended September 30, 1999 decreased $2.0 million, or 45%, compared to the same period in 1998. On an equivalent MCF basis, general and administrative costs declined 70% to $0.91 per MCFE for the nine months ended September 30, 1999 compared to $3.01 for the same period in 1998. The decrease in G&A costs was due primarily to lower compensation expense generated by staff reductions during the fourth quarter of 1998 and the first quarter of 1999.

     Interest expense for the third quarter of 1999 decreased $382,200, or 26 percent, from the comparable prior year. For the nine months ended September 30, 1999 interest expense totaled $4.0 million compared to $4.2 million in the comparable prior year period. Average debt was approximately $59.6 million for the nine months ended September 30, 1999, resulting in gross interest costs of $5.8 million. Other financing costs include the amortization of discount and the amortization of the original issue discount for the EnCap NPI totaling $205,000. Partially offsetting these costs was capitalized interest of $3.3 million, which is based on the carrying value of unproved properties. Financing costs also included amortization of debt issuance costs totaling $1.3 million for the year-to-date period in 1999. For the comparable 1998 year-to-date period, average debt was approximately $42.7 million, resulting in gross interest costs of $3.4 million. Other financing costs included the amortization of the original issue discount for the EnCap NPI of $1.3 million. Partially offsetting these costs was capitalized interest of $1.2 million. Amortization of debt issuance costs totaled $764,300 for the nine months ended September 30, 1998.

     Other income (expense) for the third quarter of 1999 and 1998 consisted primarily of interest income of $97,500 and $167,500, respectively. For the nine months ended September 30, 1999 other income included losses on the sale of marketable securities totaling $148,300 and the write-off of an investment in equipment for a loss of $182,300, partially offset by interest income of $260,800. For the comparable year-to-date period in 1998, other income included interest income of $486,900 slightly offset by losses on the sale of marketable securities totaling $16,700.

     The Company recorded an extraordinary loss of $2.4 million, or $0.07 per share, on the early extinguishment of debt as a result of its restructuring during the third quarter of 1999. Such amount included costs associated with the early retirement of the Shell production financing with proceeds from the Aquila production financing and also costs related to the early retirement of $15.1 million principal amount of convertible debentures exchanged for preferred stock, series II.

     For the third quarter of 1999, the Company reported a net loss applicable to common stockholders of $4.7 million, or $0.13 per share, compared to a loss of $2.6 million, or $0.08 per share, for the same period in 1998. For the nine months ended September 30, 1999, the Company reported a net loss applicable to common stockholders of $9.3 million, or $0.26 per share, compared to a net loss of $8.0 million, or $0.25 per share, in the comparable 1998 period. Weighted average shares outstanding increased from approximately 32.1 million for the nine months ended September 30, 1998 to 35.9 million in the comparable 1999 period as a result of the issuance of Common Stock as dividend payment on preferred shares as well as shares issued as payment of commissions and finance fees for the July exchange offer.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for exploration, development and acquisition of oil and gas properties, and repayment of principal and interest on outstanding debt. The Company's sources of financing include equity placements, revenue generated from operations, ongoing sales of non-core assets and excess interests in core prospects, and proceeds from additional production financings. Based on the foregoing, the Company will require capital from certain of the sources identified above to fund its ongoing activities and debt service over the next 12 months. If the Company is unable to obtain such capital, the Company will either have to sell interests in its prospects to fund its drilling program, curtail its exploration activities and/or curtail ongoing activities, or restructure scheduled debt service. Such curtailing of activities could include reducing the number of wells drilled, slowing activities on projects that the Company operates, selling additional interests in the Company's prospect inventory or a combination of the foregoing.

     Many of the factors that may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and its operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of Common Stock or other equity securities, the issuance of net profits interests, sales of promoted interests in its prospects, and various forms of joint venture financing. In addition, the prices the Company receives for its future oil and natural gas-production and the level of the Company's production will have a significant impact on future operating cash flows.

     LIQUIDITY

     At September 30, 1999, the Company had cash and cash equivalents on hand of $1.0 million and working capital of $2.7 million, as compared to a cash balance of $2.3 million and a working capital deficit of $27.4 million at December 31, 1998. The Company's ratio of current assets to current liabilities was 1.58:1 at September 30, 1999 compared to 0.25:1 at December 31, 1998. The working capital surplus and increased current ratio at September 30, 1999 resulted from the Company's debt restructuring in the third quarter of 1999.

     CASH FLOWS

     Cash flows used in operating activities totaled $3.3 million for the nine months ended September 30, 1999 due primarily to changes in working capital. Cash used in investing activities for the nine months ended September 30, 1999 was $11.5 million. Cash outlays for exploration and development expenditures totaled approximately $18.5 million and capital expenditures for furniture and equipment totaled $79,400. Partially offsetting these costs was $6.8 million in proceeds from the sale of oil and gas properties and $160,500 in proceeds from the sale of marketable securities.

     Cash provided by financing activities totaled $13.6 million for the nine months ended September 30, 1999 and included borrowings under the Aquila production financing of $26.8 million, proceeds from the issuance of preferred shares of $9.3 million and $2.9 million borrowed under the EnCap Junior Note. Proceeds from such financing were used to repay obligations under the BOCP Credit Facility of approximately $3.0 million, the EnCap facility of $12.0 million, the Shell production financing of $6.1 million and accrued interest. Proceeds were further reduced by the costs of the debt and equity transactions totaling approximately $3.2 million for the nine months ended September 30, 1999.

YEAR 2000

The Company operates on an internally designed software package that is compliant with the year 2000. The year 2000 problem is the result of software that uses two digits (rather than four) to define the applicable year. Any software or hardware that utilizes time-sensitive coding may recognize a day using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. An external computer consultant has conducted a test of the Company's systems and determined what upgrades, if any, were required to address the Y2K issue. The Company attempted to identify other potential areas of risk in its planning, purchasing and daily operations. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If, however, the Company, its customers, or vendors are unable to adequately resolve such processing issues in a timely manner, the Company's operations and financial results may be adversely affected.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGE IN SECURITIES


                                                          Amount of
Date of Transaction            Type of Securities      Securities Sold      Description of the Transaction
--------------------         ----------------------   ------------------   --------------------------------
September 1999                    Common Stock             1,927,426           1998 Property Purchase
September 1999                    Common Stock             4,570,896             Preferred Dividend
July 1999                         Common Stock                57,282           Exchange for Debentures


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
                27.1 - Financial Data Table

          (b) Reports filed on Form 8-K.

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.



                                BENZ ENERGY INC.





Dated: November 15, 1999       /s/  Robert S. Herlin
       -------------------     -------------------------------------------------
                               Robert S. Herlin
                               Senior Vice President and Chief Financial Officer


Dated: November 15, 1999       /s/  Kirsten A. Hink
       -------------------     -------------------------------------------------
                               Kirsten A. Hink
                               Controller
                               (Chief Accounting Officer)