Form 10KSB
period 1999-12-31
BENZ ENERGY LTD /CAN/
filed 2000-04-14
CIK 1067064

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ________.

COMMISSION FILE NUMBER: 333-83651

                                  BENZ ENERGY INC.
                   (Name of small business issuer in its charter)

                    DELAWARE                                     76-0577348
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                             Identification No.)


                          1000 LOUISIANA STREET, 15TH FLOOR
                                HOUSTON, TEXAS 77002
                       (address of principal executive offices)

                      (Issuer's telephone number (713) 739-0351)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:                NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Class A, Series II Convertible
         Preferred Stock, $1.00                           None
         par value per share
Common Stock, $0.01 par value per share           Canadian Venture Exchange


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X     No
             ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any amendment to this Form 10-KSB. / /

For the fiscal year ended December 31, 1999, the revenues of the registrant totaled $8.1 million.

On March 31, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $2.2 million (based on a value of Cdn$0.10 per share, the closing price of the Common Stock as quoted by the Canadian Venture Exchange on such date and an exchange rate of $1.4535). On March 31, 2000, there were 62,113,409 shares of Common Stock outstanding.

                                BENZ ENERGY INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

Forward-Looking Information and Risk Factors............................................................. 2

PART I

        Item 1:  Business ...............................................................................10
        Item 2:  Properties..............................................................................19
        Item 3:  Legal Proceedings.......................................................................26
        Item 4:  Submission of Matters to a Vote of Security Holders.....................................26

PART II

        Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters...............27
        Item 6:  Selected Financial Data.................................................................28
        Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations...29
        Item 8:  Financial Statements and Supplementary Data.............................................34
        Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....34

PART III

        Item 10: Directors and Executive Officers of the Registrant......................................34
        Item 11: Executive Compensation..................................................................36
        Item 12: Security Ownership of Certain Beneficial Owners and Management..........................38
        Item 13: Certain Relationships and Related Transactions..........................................41

PART IV

        Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................44

Signatures...............................................................................................48

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The statements made in this report or in the documents we have incorporated by reference that are not statements of historical fact are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe," or similar terminology.

         The forward-looking statements include discussions about business strategy and expectations concerning market position, future operations, seismic, drilling or exploration operations, profitability, liquidity and capital resources, and statements concerning the integration into our business of the operations we have acquired. Although we believe that the expectations in such statements are reasonable, we cannot give any assurance that those expectations will be correct.

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

         Uncertainties are inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production after the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates generally are different from quantities of oil and natural gas that ultimately are recovered. Drilling and exploration plans are subject to modification based upon seismic analysis, drilling results, production results, and capital availability. Capital availability may also be affected by many factors including market conditions and exploration results.

         Additional important factors that could cause actual results to differ materially from our expectations are disclosed elsewhere in this report.

         All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF FINANCIAL LOSSES.

         We commenced operations in 1991 and acquired a substantial portion of our operating assets through the acquisition of Texstar Petroleum, Inc. in October 1996. We have incurred substantial operating and net losses to date. The following table reflects total net losses and net losses per share of common stock for the periods indicated:

                                                                    PER SHARE
                                                    AMOUNT           (BASIC)
                                                  --------------   -----------
Year ended December 31, 1999...................   $ (12,176,580)     $(0.32)
Year ended December 31, 1998...................   $ (11,915,191)     $(0.37)
Four Month Period ended December 31, 1997......   $  (2,739,322)     $(0.10)
Ten Month Period ended August 31, 1997.........   $  (1,917,141)     $(0.09)

         We have also had the following working capital surplus (deficit) as at the dates indicated:

       December 31, 1999........................     $     680,035
       December 31, 1998........................     $ (27,490,946)
       December 31, 1997........................     $ (15,290,406)
       August 31, 1997..........................     $   1,784,075

WE WILL CONTINUE TO REQUIRE SIGNIFICANT EXPENDITURES TO DEVELOP AND EXPAND OUR BUSINESS.

         Our future financial results will depend primarily on the following:

         - our ability to economically develop hydrocarbons in commercial quantities through converting undeveloped proved and unproved reserves to proved producing reserves;
         - our ability to control drilling risks and costs in selecting site and depth of wells;
         - our ability to secure adequate financial resources to fund activities; and
         -        externally, on oil and gas prices.

         There can be no assurance that we will achieve or sustain profitability or positive cash flows from operating activities in the future.

SIGNIFICANT CAPITAL REQUIREMENTS--WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS THAT WE MAY BE UNABLE TO MEET.

         We have experienced substantial working capital needs and expect to experience significant continuing working capital needs. Our ongoing capital requirements consist primarily of the following items:

         - funding the 2000 capital budget that provides for drilling three wells in Mississippi;
         - funding principal and interest payments on our nonrecourse production loan;
         - payment of preferred dividends not otherwise payable in common stock; and
         - payment of interest on our outstanding 9% convertible debentures.

         Our 2000 net capital and exploration budget is $3.4 million (excluding capitalized interest and overhead). We plan to finance anticipated ongoing expenses and our 2000 net capital and exploration budget with funds generated from the following sources:

         - available cash and cash investments and collections of receivables;
         -        cash provided by operating activities;
         - capital we believe we can obtain through the Aquila Energy Capital Corporation ("Aquila") credit facility (the "Aquila Credit Facility");
         -        non-core asset sales; and
         - exchanges of common stock for certain financial obligations including interest payments.

         No assurance can be given as to the availability or terms of additional financing that will be required. If adequate capital resources are not available, we may be required to curtail our drilling, development and other operations; may not be able to participate in operations proposed by others with an interest in our properties and be subjected to applicable non-consent penalties; and may not be able to meet certain of our existing contractual and financial obligations, which as to any of the foregoing would have a material adverse effect on us and our financial condition.

         Under the terms of the Aquila Credit Facility, the lender has the right to increase its share of our net operating cash flow from 85% to 95% if our proved reserves are insufficient to retire the facility by its maturity date.

PENDING INTEREST PAYABLE DATES--A SEMI-ANNUAL INTEREST PAYMENT IS DUE SEPTEMBER 30, 2000 ON OUR 9% CONVERTIBLE DEBENTURES AND WE MAY BE UNABLE TO MEET THIS OBLIGATION.

         A semi-annual interest payment of approximately $936,800 is due on September 30, 2000 on our 9% Convertible Debentures. There is no assurance that we will have the necessary liquidity to meet this obligation in a timely manner.

ABILITY TO CONTINUE AS A GOING CONCERN--THE REPORT OF OUR INDEPENDENT ACCOUNTANTS WITH RESPECT TO OUR FINANCIAL STATEMENTS DISCUSSES OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         The report of our independent public accountants in our financial statements includes an explanatory paragraph that states that our ability to continue as a going concern is in question. Note 20 to our audited consolidated financial statements states that the financial statements were prepared assuming that we are able to continue as a going concern assuming certain events, such as financing of our debenture interest payment due September 30, 2000 and later payments and the anticipated success of certain of our oil and gas wells. There can be no assurance that the events described in the going concern note will occur, and if they do not occur, we may be unable to continue as a going concern.

VOLATILITY OF OIL AND GAS MARKETS--THE VOLATILITY OF OIL AND GAS MARKETS CAUSES UNCERTAINTY CONCERNING THE VALUE OF OUR OIL AND GAS RESERVES.

         MARKET PRICES ARE VOLATILE. Our profitability and cash flow depend greatly on the market price of oil and natural gas. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that we cannot control. These factors include:

        -         the level of consumer product demand;
        -         weather conditions;
        -         domestic and foreign governmental regulations;
        -         the price and availability of alternative fuels;
        -         political conditions in the Middle East;
        -         the foreign supply of oil and natural gas;
        -         the price of oil and gas imports; and
        -         overall economic conditions.

         Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms, or not at all, is also substantially dependent upon oil and gas prices. Compared to 1998, the average prices for our production on an equivalent MCF basis have slightly declined. Continued low prices could seriously affect our cash flow, financial condition and access to additional capital.

         HEDGING TRANSACTIONS MAY MITIGATE FLUCTUATION IN PRICES. Substantially all of our sales of oil and natural gas are made on the spot market or pursuant to a long term contract with pricing based on monthly market index prices. To reduce price risk, we sometimes execute contracts on a portion of our production to hedge against market price changes by swapping our spot prices for a fixed price over a period of time. Hedging transactions are intended to limit the negative effect of future price declines, but could also limit our participation in significant price increases for the covered period. We cannot be certain that our hedging transactions will reduce the effect of any substantial declines in oil and natural gas prices. On August 19, 1999 we entered into swaps of future delivery point floating prices for certain fields for fixed prices at those delivery points beginning in September 1999. These swaps cover more than half of our net expected production through August 2002.

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES--ESTIMATING OIL AND GAS RESERVES IS UNCERTAIN AND WE MAY BE UNABLE TO RECOVER ALL OF OUR CURRENTLY ESTIMATED RESERVES.

         There is substantial uncertainty in estimating quantities of proved reserves and projecting future production rates and the timing of development expenditures. No one can measure underground accumulations of oil and natural gas in an exact way. Accordingly, oil and gas reserve engineering requires subjective estimations of those accumulations. Estimates of other engineers might differ widely from those of our independent engineers, R.A. Lenser and Associates, Inc. Accuracy of reserve estimates depend on the quality of available data and on engineering and geological interpretation and judgment. Lenser & Associates may make material changes to reserve estimates based on the results of actual drilling, testing and production. As a result, our reserve estimates often differ from the quantities of oil and gas we ultimately recover. Also, we make certain assumptions regarding future oil and gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions could greatly affect our estimates of reserves and future net revenues.

DRILLING RISKS--CERTAIN OF OUR DRILLING OPERATIONS ARE SUBJECT TO SIGNIFICANT DRILLING AND RESERVOIR RISKS, INCLUDING THE RISKS THAT OUR 3-D SEISMIC DATA AND CAEX TECHNOLOGY MAY BE INSUFFICIENT FOR US TO FIND OR ADEQUATELY DEVELOP OIL AND GAS RESERVES.

         Our strategy is to enhance the value of our prospects through the use of 3-D seismic data and computer aided exploration ("CAEX") technology with emphasis on direct hydrocarbon detection technologies. These technologies create computer generated 3-D displays of subsurface geological formations that can help our professional staff detect seismic anomalies and structural features that are not apparent in 2-D seismic surveys. These technologies, however, require greater pre-drilling expenditures than traditional drilling strategies. Even when fully used and properly interpreted, 3-D seismic data and CAEX visualization techniques only assist our professional staff and consultants in identifying subsurface structures and hydrocarbon indicators, and do not conclusively allow the interpreter to know if hydrocarbons will in fact be present and recoverable.

OPERATING AND UNINSURED RISKS--OUR OPERATIONS ARE SUBJECT TO MANY OPERATING RISKS INCLUDING MANY FOR WHICH WE ARE NOT INSURED.

         We must continually acquire, find and develop new oil and natural gas reserves to replace those produced and sold. Our hydrocarbon reserves and revenues will decline if we are not successful in our drilling, acquisition or exploration activities. We cannot be certain that our exploration and development projects will result in significant additional reserves or that we will have success drilling productive wells at economically viable costs. Casualty risk and other operating risks could cause reserves and revenues to decline.

         CASUALTY RISKS. Our operations are subject to the following inherent casualty risks:

         -         fires;
         -         explosions and blowouts;
         -         abnormally pressured formations;
         -         uncontrollable flows of oil, natural gas or well fluids;
         -         pollution and other environmental risks; and
         -         pipe failure.

         We could suffer substantial financial losses due to any of the following:

         -         injury or loss of life;
         -         severe damage to and destruction of property and equipment;
         -         pollution and other environmental damage;
         -         regulatory investigations and penalties; and
         -         suspension of operations.

         UNINSURED RISKS. As is customary in the industry, we maintain insurance against some, but not all, casualty risks incidental to our business.

         OTHER OPERATING RISKS. Numerous risks affect our drilling activities, including the risk of drilling nonproductive wells or dry holes. The cost of drilling, completing and operating wells and of installing production facilities and pipelines often is uncertain. Also, our drilling operations could diminish or cease because of any of the following:

         -         title problems;
         -         compliance with governmental regulations;
         - shortages or delays in the delivery or availability of drilling rigs and other equipment; and
         -         weather conditions.

         Moreover, effective marketing of our natural gas production depends on factors such as the following:

         -         existing market supply of and demand for natural gas;
         -         the proximity of our reserves to pipelines;
         -         the available capacity of such pipelines; and
         -         government regulations.

         The marketing of oil and gas production similarly depends on the availability of pipelines and other transportation, processing and refining facilities, and the existence of adequate markets. As a result, even if hydrocarbons are discovered in commercial quantities, a substantial period of time may elapse before commercial production commences. If pipeline facilities in an area are insufficient, we may have to wait for construction or expansion of pipeline capacity before we can market production from the area.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL RISKS--OUR OPERATIONS ARE SUBJECT TO SUBSTANTIAL GOVERNMENTAL REGULATION AND ENVIRONMENTAL RISKS THAT COULD HAVE AN ADVERSE IMPACT ON OUR OPERATIONS.

         LEGAL LIMITATIONS. We are subject to various United States federal, state and local laws and regulations on taxation, exploration and development, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, the prevention of waste, rates of production and other matters. These statutes and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the total allowable production from successful wells, which could limit revenues. Currently, we have not curtailed production on any of our oil and gas wells.

         ENVIRONMENTAL LIABILITIES. We could incur liability to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge oil or natural gas into the environment in any of the following ways:

         -         from a well or drilling equipment at a drill site;

         - leakage from storage tanks, pipelines or other gathering and transportation facilities;

         - damage to oil or natural gas wells resulting from accidents during normal operations; or

         -         blowouts or explosions.

         Environmental discharges may move through soil to water supplies or adjoining properties giving rise to additional liabilities. Some laws and regulations could impose liability for failure to notify the proper authorities of a discharge and other failures to comply with those laws. Environmental laws may also affect the costs of our acquisitions of properties. We do not believe that our environmental risks are materially different from those of comparable companies in the oil and gas industry. However, we cannot be certain that environmental laws will not, in the future, result in decreased production, substantially increased costs of operations or other adverse effects to our operations and financial condition. Pollution and similar environmental risks generally are not fully insurable.

COMPETITION--WE ARE SUBJECT TO INTENSE COMPETITION WITHIN OUR INDUSTRY AND MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL RESOURCES THAN US.

         The oil and gas industry is highly competitive. We compete with major oil and gas companies, other independent oil and gas concerns, and individual producers and operators. Many of these competitors have financial and other resources substantially greater than those available to us. Moreover, the oil and gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers. Increased competition causing over supply and depressed prices could greatly affect our operations revenues.

DEPENDENCE ON THE K.S. BYRD 31-1 #1 WELL AND HOWELL #1 WELL--WE ARE HIGHLY DEPENDENT ON A SMALL NUMBER OF PRODUCING OIL AND GAS WELLS THE LOSS OF PRODUCTION FROM WHICH WOULD HAVE A SERIOUS IMPACT ON OUR ABILITY TO CONTINUE OPERATIONS.

         For the year 1999, revenue from the K. S. Byrd 31-1#1 well totaled approximately $2.5 million, 31% of our total revenue, on net production of 3.4 MMCFGED. The K. S. Byrd 31-1#1 well accounted for approximately $2.4 million of our revenues for the year ended December 31, 1998, 49% of total revenue, on net production of 4.7 MMCFGED. For the year 1999, revenue from the Howell Petroleum #1 well totaled approximately $2.2 million, 27% of our total revenue, on net production of 2.7 MMCFGED. The Howell Petroleum #1 well began production in 1999 and did not contribute in 1998.

CONFLICTS OF INTEREST WITH RESPECT TO CERTAIN TRANSACTIONS--WE HAVE ENGAGED IN SUBSTANTIAL TRANSACTIONS WITH CERTAIN OF OUR OFFICERS AND DIRECTORS THAT WERE NOT NEGOTIATED AT ARMS-LENGTH.

         We have engaged in acquisitions and other transactions in previous years and several financings in 1999 with entities that are owned in part by certain of our officers, directors and affiliates, and one transaction that an affiliate of a director and former officer has an indirect interest. We believe that these transactions were fair to us and were reviewed by a committee of independent Directors of the Board; however, the transactions did not result from arms length negotiations. There can be no assurance that better terms would not have been negotiated in these transactions through arms-length negotiations with unaffiliated third parties.

INFLUENCE OF EXISTING MANAGEMENT AND STOCKHOLDERS--A SUBSTANTIAL PORTION OF OUR OUTSTANDING VOTING STOCK IS CONTROLLED BY A FEW SHAREHOLDERS THAT HAVE SUBSTANTIAL INFLUENCE OVER OUR BUSINESS DECISIONS.

         At March 31, 2000, the former Chairman and Chief Executive Officer, Prentis B. Tomlinson, Jr. and his wife Heather Tomlinson, beneficially owned approximately 24.8% and 4.8%, respectively, of our outstanding common stock. Mr. Tomlinson resigned all positions with the Company other than the position of a Director on the Board in January 2000.

         EnCap Investments, L.C., together with its affiliates, own 19.4% (17.4% assuming warrants held by EnCap are not exercised) of our outstanding common stock at March 31, 2000. Two of our directors are managing directors of EnCap Investments, L.C.

SHARES ELIGIBLE FOR FUTURE SALE--WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES AND WARRANTS THAT IF SOLD INTO THE PUBLIC MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

         As of March 31, 2000, we had 62,113,409 shares of common stock outstanding. Of the outstanding common stock, 30,240,582 shares are owned by affiliates, as defined in regulations under the Securities Act, and will be considered "Restricted Stock" within the meaning of Rule 144 under the Securities Act. Common stock held by affiliates may not be sold in the absence of registration under the Securities Act, unless an exemption from registration is available. The remaining outstanding common stock is freely transferable by persons other than affiliates without restriction or further registration under the Securities Act. Although we cannot predict the timing or amount of future sales of common stock, if any, by holders of our convertible securities or affiliates or the effect that the availability of such common stock for sale will have on the market price from time to time, sales of substantial amounts of common stock could adversely affect the market price of the common stock. In addition to the common stock described above, 324,653,743 shares of common stock are issuable upon the exercise of outstanding warrants, options and other convertible securities. On March 31, 2000, holders of our Series II preferred stock had their conversion price valued at the average closing price for the proceeding 20 trading days, Cdn.$0.119 per share.

         To the extent that outstanding options and warrants are exercised, the percentage ownership of common stock of our stockholders will be diluted. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected because the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by such outstanding securities. In the event of the exercise of a substantial number of stock options or warrants or the conversion of any convertible securities, within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of the common stock.

ABSENCE OF UNITED STATES TRADING MARKET--OUR SECURITIES CURRENTLY ARE NOT TRADED ON ANY UNITED STATES STOCK EXCHANGE AND THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN LISTING OUR COMMON STOCK ON ANY UNITED STATES EXCHANGE.

         Our common stock currently is traded on the Canadian Venture Stock Exchange, the result of the merger of the Vancouver Stock Exchange with the Alberta Stock Exchange. There is no established trading market for our common stock in the United States. The future value of the common stock and preferred stock will depend on many factors including:

         -         prevailing foreign currency exchange rates;
         -         dilution through conversion of derivative securities;
         -         operating results; and
         -         the market for similar domestic securities.

         We cannot assure that the common stock will be listed on a United States exchange, that an active United States public market will develop or that if convertible securities are converted into common stock, that it will be able to resell these securities in the United States.

CERTAIN ANTI-TAKEOVER PROVISIONS--OUR CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD ALLOW OUR BOARD OF DIRECTORS TO IMPEDE THE ABILITY OF OTHERS TO ACQUIRE US.

         Our certificate of incorporation authorizes the issuance of preferred stock at the discretion of our board of directors. The board of directors can, without shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of holders of our securities. The preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. This could discourage bids for us and, thereby, prevent shareholders from receiving the maximum value for their shares. Notwithstanding our board's ability to issue preferred stock without shareholder approval, the certificates of designation with respect to our currently outstanding preferred stock limit the board's ability to issue any new series of preferred stock under certain circumstances. The board of directors may institute further protections on behalf of shareholders to assure their fair consideration in certain circumstances.

EFFECT OF SUBSTANTIAL INDEBTEDNESS--OUR SUBSTANTIAL INDEBTEDNESS PLACES SIGNIFICANT RESTRICTIONS ON OUR ABILITY TO ACCESS CAPITAL MARKETS.

         Our indebtedness has several important consequences, including, but not limited to, the following:

         - our ability to obtain additional financing in the future, as needed, is limited;

         - our leverage position and the covenants contained in our existing contractual arrangements limit our ability to expand our business and take advantage of certain business opportunities; and

         - our leverage makes us more vulnerable to economic downturns, limits our ability to withstand competitive pressures, and reduces our flexibility in responding to changing business and economic conditions.

NO DIVIDENDS--WE HAVE NEVER PAID CASH DIVIDENDS AND DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK IN THE FUTURE.

         We may only pay cash dividends out of surplus, as defined in the Delaware General Corporation Law, or, if no surplus is available, out of our net profits for the fiscal year which the dividend or distribution is declared and the preceding fiscal year. No dividends or distributions may be declared or paid if we are or would be rendered insolvent by virtue of the dividend distribution. We do not believe that these restrictions will limit our ability to pay dividends on the convertible preferred stock in the future. We have not paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends on our common stock or the convertible preferred stock in the foreseeable future. We currently intend to pay dividends on the convertible preferred stock with common stock.

LIMITATION ON MONETARY LIABILITY OF OFFICERS AND DIRECTORS TO STOCKHOLDERS--OUR CERTIFICATE OF INCORPORATION LIMITS THE LIABILITY OF OUR OFFICERS AND DIRECTORS FOR CERTAIN ACTIONS, WHICH MAY RESULT IN OUR INABILITY TO COLLECT MONETARY DAMAGES FROM THEM IN THE CASE OF THEIR MISCONDUCT.

         Section 145 of the Delaware General Corporation Law contains provisions entitling our directors and officers to indemnification from judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees, as the result of an action or proceeding in which they may be involved by reason of being or having been our director or officer provided the officers or directors acted in good faith. Our certificate of incorporation contains provisions indemnifying our officers and directors to the fullest extent permitted by Delaware law. These provisions provide, among other things, that our director shall not be liable either to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may limit the ability of our stockholders to collect on any monetary liability owed to them by our officer or director.

ENGAGEMENT OF FINANCIAL ADVISORS

In January 2000, we announced that we had engaged Petrie Parkman & Associates to advise on strategic alternatives, including the possible sale or merger of the company. That engagement was terminated in February 2000; however, Petrie Parkman has agreed to provide a fairness opinion on any subsequent transaction.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR FORMATION AND RECENT EVENTS

         We are an independent energy company engaged in the exploitation, development and production of oil and natural gas. Our principal developed assets are in three fields in Mississippi and one field in Texas, and we have reversionary interests in nine oil and gas prospects and projects and direct ownership of three gas prospects primarily in the United States Gulf Coast areas of Mississippi and Texas. Most of these prospects have been, are being, or are expected to be, enhanced with 3-D seismic data and CAEX technologies.

         We were originally formed on February 9, 1981, for the purpose of conducting mineral exploration in Canada. In 1989, we changed our focus and concentrated on investment and merchant banking activities. At that time, we wrote off our mineral property costs and ceased all mineral exploration activities. From 1991 to 1993, we diversified into the acquisition and development of oil and gas properties. During 1996, we sold substantially all of our investments outside of oil and gas and refocused operations on oil and gas exploration and development in the United States. Effective as of October 31, 1996, we acquired Texstar Petroleum, Inc. ("Texstar"), and as a result, we focused our operations on oil and gas exploration and development in the United States, specifically the Gulf Coast areas of Mississippi, Texas and Louisiana. Former shareholders of Texstar acquired our control, and Texstar became our wholly owned subsidiary. In July 1997, we changed our name from Benz Equities Ltd. to Benz Energy Ltd. We migrated to the state of Delaware in May 1999 and are now a Delaware corporation under the name Benz Energy Inc.

         A substantial portion of our growth has been through acquisitions, primarily in 1998. These acquisitions include the following:

         - the acquisition in January 1998 of certain gas properties in Oak Hill Field, Texas and Lisbon Field, Louisiana from Lasco Energy Partners, L.P. in exchange for class A series I redeemable preferred stock;

         - the acquisition on April 22, 1998 of certain interests of Calibre Energy, L.L.C. in producing properties in Mississippi and Louisiana and exploratory prospects in Mississippi and Texas in exchange for cash, assumed liabilities, a promissory note and common stock;

         - the acquisition on May 1, 1998 of certain oil and gas properties in Mississippi from Southern Gas Corporation, a working interest partner, for cash and non-producing properties;

         - the acquisition effective in July 1998 of certain interests of Starbucks Trust in producing properties in Mississippi and exploratory prospects in Mississippi and Texas in exchange for cash, a promissory note and common stock; and

         - the acquisition on December 29, 1998 of an additional interest in the Old Ocean project in Texas.

         Acquisition activity in 1999 consisted of two purchases. First, we acquired in January 1999, on behalf of us and our partner in the Wausau prospect, a gas pipeline in Mississippi for approximately $425,000 to provide access for gas sales. Included in the purchase were a 100% and a 93.75% BPO working interest in two producing gas wells. Our share of the purchase comprised a 53.8% interest in the pipeline and the Fairchild #1 well and a 50.5% interest in the A. Foote Estate #1 well. Gas reserves net to us are estimated as at January 1, 2000 to be 195 MMCFGE. Second, we purchased in July a net profits interest in our Old Ocean exploration project in Texas. The price was approximately $1.1 million of newly issued class A, series II convertible preferred stock.

         By the end of 1999, we changed our focus by selling a farm-out of essentially all of our exploration assets to Harken Energy Corporation for $12 million of Harken's 5% convertible notes due

May 26, 2003. The farm-out provided that we would retain 20% of the working interest sold, such interest vesting after pay-out to Harken Energy Corporation of its drilling, purchase and capital costs plus a 10% rate of return.

         On September 30, 1999, we went effective on our resale registration on Form SB-2 of recently issued 8% class A, series II convertible preferred stock series II and the common stock issuable on conversion of the preferred stock and other common stock issued in the prior twelve months.

         In September 1999, we sold our interest in the Plum Grove Field located in Liberty County, Texas to an unrelated party for $1.1 million in gross proceeds.

         On August 23, 1999, we consummated a debt restructure agreement with substantially all outstanding trade creditors by paying ten percent of amounts owed and entering into a 10% three year term secured note for the balance owed in the approximate amount of $10.2 million. We agreed to dedicate 100% of collections of certain trade receivables to retirement of this note and 50% of the net proceeds from the sale of certain exploratory assets.

         On August 19, 1999, we consummated a private offering of our 10% class A redeemable preferred stock in the principal amount of $4.4 million and with gross proceeds of $4.0 million. Simultaneously, we consummated a nonrecourse production credit facility with Aquila Energy Capital Corporation in the amount of $32.6 million and with unused capacity of $4.9 million and consummated a secured note payable in the amount of $2.9 million with an affiliate of EnCap Investments, L.C. Net proceeds were used to retire a credit facility and accrued interest, retire an existing production facility with Shell Capital, Inc. and accrued interest, repurchase permanent override, terminate a gas purchase contract with Coral Energy L.P.and pay associated fees and expenses.

         In August 1999, we consummated a sale to Prime Natural Resources, Inc. of 37.5% of our interest in the Old Ocean Prospect. Prime paid us cash of $5,478,098 in consideration of the interest purchased. We reserved an overriding royalty interest in all leases and contractual rights to volumes of production and all similar interests, whether we currently own them or later acquire them, within the established area of mutual interest for the project. We later sold such interest to Harken Energy, retaining a 20% interest after pay-out to Harken Energy of its drilling, purchase and capital costs.

          On July 9, 1999, we consummated an offering pursuant to which we offered to exchange our class A, series II convertible preferred stock for any and all of our outstanding 9% convertible debentures series I due March 31, 2003, and offered to sell an additional amount of class A, series II convertible preferred stock. At the closing, we exchanged $15,145,000 principal amount of the 9% convertible debentures and authorized our transfer agent to issue an aggregate of 203,605 shares of class A, series II convertible preferred stock, including 44,600 shares issued under the primary offering and the remainder of which were issued pursuant to the exchange offer. In addition, we issued 34,596 shares of class A, series II convertible preferred stock and warrants to purchase 3,974,923 shares of common stock in connection with the retirement of a majority of a loan received in December 1998 to purchase additional interest in our Old Ocean project in Texas. The proceeds from the exchange offer and offering of convertible preferred stock were used to retire the loan, to repurchase EnCap's portion of a net profits interest in Old Ocean, the payment of a portion of the seismic costs relating to the Old Ocean prospect, and for the fees and expenses of the transactions.

         In June 1999, we completed the drilling of our Fortenberry #1 well to a depth of 16,126 feet at Oakvale Dome Field in Jefferson Davis County, Mississippi. Open hole electric and porosity logs, which run to a depth of 16,088 feet, indicated a total of 80 net feet of hydrocarbon bearing sands in the primary objectives in the Hosston Formation at depths between 15,792 feet and 15,992 feet. An additional four feet of net pay was measured by electric and porosity logs in the lower Booth zone starting at a depth of 16,075 feet based on mud logs from the original sidetrack hole. The remainder of the zone could not be logged due to existing hole conditions. The well was tested in the Booth sand and made commercial amounts of gas with water. We elected to temporarily bypass the Booth Sand to complete in the more promising Hosston sands, and that completion resulted in initial test rate of 1.9 MMCFD. We believe that the results of the well indicate substantial damage from the major drilling problems encountered in this well, and are exploring our alternatives while producing the well at a low rate. We own a 70% working interest in the well.

         In May 1999, we closed the sale of our interests in the Lisbon Field, comprising essentially all of our proven reserves in Louisiana, for $507,500 in gross proceeds to an unrelated party.


OUR BUSINESS

         We are in the business of exploring, exploiting, developing and producing oil and gas resources in Mississippi, Texas and Louisiana. Our primary products are natural gas, condensate and crude oil that are sold into a broad, highly liquid and competitive market. Crude oil and condensate are purchased for subsequent refining into other products and our natural gas is purchased by marketers for distribution to chemical manufacturers, utilities and retail consumers. Our produced liquids are transported by buyers from well sites using tank trucks and our natural gas is transported through gathering lines owned by us or third party transporters. Most of our gas producing properties are located in areas with excellent access to major gas markets. We compete with numerous other exploration and production companies, most of which are significantly larger and better capitalized.

         Our strategy is to maintain and grow our reserves, production and cash flow through third party testing and development of our exploration assets and through prudent exercise of our development and exploitation program. We are accomplishing this strategy by outsourcing operations and experienced technical staff.

        -         EXPLORATION.      Through the farm-out sold in December 1999
                                    to Harken Energy Corporation, we anticipate participating in testing of significant exploration potential in the Old Ocean project and Rayburn 3-D projects and East
                                    Buffalo prospect in Texas, and six prospects in Mississippi. We retained 20% of the working interest sold to Harken Energy
                                    Corporation and will begin earning income if Harken Energy Corporation earns back its purchase price, drilling and completion costs and cost of capital.

         -       DEVELOPMENT.       The development and exploitation program is
                                    focused on our Oakvale Dome property in
                                    Mississippi and three drilling locations located there. We are currently drilling a development well utilizing existing 3-D seismic data and substantial subsurface data gained from previous drilling.

         -       OUTSOURCING        We obtain our technical input for drilling
                                    and completion operations from consultants, including the staff of Benz Resources LLC, a consulting group staffed by former Benz
                                    Energy Inc. geoscientists. Field technical work is being provided by consultants based in the area of the operations.

         Through a contract extending through August 2002, we sell most of our natural gas to one marketing company affiliated with our senior secured lender, Aquila Energy Capital Corporation. Most of our liquids are sold to EOTT under a short term contract. We require various permits to be obtained from local and state agencies in order to drill our wells and we are subject to various state and federal regulation in our operations.

         Our 2000 capital budget provides for a total of $3.4 million for drilling and prospect development. Of such amounts, approximately $2.8 million is budgeted for development drilling and approximately $.5 million is budgeted for drilling, testing, and subsequent completions of unproved property. During the last two years of 1999 and 1998, we have spent $19.2 million and $36.2 million, respectively, on our drilling and completion operations, leasing and seismic data acquisitions, excluding all property acquisitions.

ACQUISITION, EXPLORATION AND DEVELOPMENT CAPITAL EXPENDITURES

                                                     TWELVE MONTHS ENDED
                                             ----------------------------------
                                                   1999               1998
                                             ---------------    ---------------
        Acquisition costs:
             Unproved prospects...........    $  1,377,185         $18,801,669
             Proved properties............       7,321,220          20,312,972
        Exploration costs.................       4,436,174          10,875,957
        Development costs.................       2,229,995           5,668,168
        Capitalized interest..............       3,814,154           1,855,306
                                              ------------         -----------
             Total costs incurred.........      19,178,728          57,514,072
        Less proceeds from sales of
        properties & prospects............     (18,701,635)         (1,059,083)
                                              ------------         -----------
              Net costs incurred..........        $477,093         $56,454,989
                                              ============         ===========

CAEX AND 3-D SEISMIC TECHNOLOGY

     We, either directly or through other prospect participants, use 3-D seismic data and CAEX technology to collect and analyze geological, geophysical, engineering, production and other data obtained about potential gas or oil prospects. We use this technology to correlate density and sonic characteristics of subsurface formations obtained from 2-D seismic surveys with like data from similar properties, and uses computer programs and modeling techniques to determine the likely geological composition of a prospect and potential locations of hydrocarbons.

     Once all available data have been analyzed to determine the areas with the highest potential within a prospect area, we may conduct 3-D seismic surveys to enhance and verify the geological interpretation of the structure, including our location and potential size. The 3-D seismic process produces a three-dimensional image based upon seismic data obtained from multiple horizontal and vertical points within a geological formation. The calculations needed to process such data are made possible by computer programs and advanced computer hardware.

     While large oil companies have used 3-D seismic data and CAEX technologies for approximately 20 years, these methods were not affordable by smaller, independent oil and gas companies until more recently, when improved data acquisition equipment and techniques and computer technology became available at reduced costs. We believe that our use of 3-D seismic data and CAEX technology may provide us with certain advantages in the exploration process over those companies that do not use this technology. These advantages include better delineation of the subsurface, which can reduce exploration risks and help optimize well locations in productive reservoirs. We believe these advantages can be readily validated based upon general industry experience. Because computer modeling generally provides clearer and more accurate projected images of geological formations, we believe it is better able to identify potential locations of hydrocarbon accumulations and the desirable locations for wellbores. However, we have not used the technology extensively enough to arrive at any conclusion regarding our ability to interpret and use the information developed from the technology.

CUSTOMERS

     For the year ended December 31, 1999, Coral Energy L.P. and Aquila Energy Marketing Corporation accounted for approximately 34% and 38%, respectively, of our total oil and gas revenue. During the year ended December 31, 1998, H&N Gas Ltd. and Tejas Gas Marketing Co. accounted for approximately 51% and 24%, respectively, of our total revenue. No other purchasers accounted for more than 10% of our total revenue in the periods indicated above. We do not believe the loss of any existing purchaser would have a material adverse effect on us.

MARKETING

     We sell most of our gas under a long-term contract that determines the gas sales price based on monthly indices for each sales point. The monthly indices fluctuate on a daily basis and are susceptible to wide swings based on weather, supply and demand. As part of our financing with Aquila in August 1999, we entered into swaps of our index-based prices for fixed prices over the period from September 1999 through August 2002 for a substantial portion of our expected net production. The fixed prices are for gas at the physical sales points and the amounts of the swaps are as follows:

            PROPERTY                         VOLUME           FIXED PRICE
            -----------------------    -------------------   --------------
            Oakvale Dome Field, MS       4,695,000 MMBTU      $2.63/MMBTU
            Wausau Field, MS               468,000 MMBTU      $2.52/MMBTU
            Oak Hill Field, TX             656,000 MMBTU      $2.47/MMBTU

COMPETITION

     The oil and gas industry is highly competitive in all of its phases. We encounter strong competition from other oil and gas companies in all areas of our operations, including the acquisition of exploratory and producing properties, the permitting and conducting of seismic surveys and the marketing of oil and gas. Many of these competitors possess greater financial, technical and other resources than us. Competition for the acquisition of producing properties is affected by the amount of funds available to us, information about producing properties available to us and any standards we establish from time to time for the minimum projected return on investment. Competition also may be presented by alternative fuel sources, including heating oil and other fossil fuels. There has been increased competition for lower risk development opportunities and for available sources of financing. In addition, the marketing and sale of natural gas and processed gas are competitive. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices generally are set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

REGULATION

     GENERAL. The oil and gas industry is extensively regulated by federal, state and local authorities. In particular, oil and gas production operations and economics is affected by environmental protection statutes, tax statutes and other laws, rules and regulations relating to the petroleum industry, as well as changes in such laws, changing rules and regulations and the interpretations and applications of such laws, rules and regulations. Oil and gas industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, and federal, state and local governments issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. We believe we are in compliance with all federal, state and local laws, regulations and orders applicable to us and our properties and operations, the violation of which would have a material adverse effect on us or our financial condition.

     SEISMIC PERMITS. Current law in Louisiana requires permits from owners of at least an undivided 80% interest in each tract over which we intend to conduct seismic surveys. As a result, we may not be able to conduct seismic surveys covering our entire area of interest in that state. Moreover, 3-D seismic surveys typically are conducted from various locations both inside and outside the area of interest to obtain the most detailed data of the geological features within the area. To the extent that we are unable to obtain permits to access locations to conduct the seismic surveys, the data obtained may not be as detailed as might otherwise be available.

     EXPLORATION AND PRODUCTION. Our operations are subject to various regulations at the federal, state and local levels. Such regulations include (i) requiring permits for the drilling of wells; (ii) maintaining bonding requirements to drill or operate wells; and (iii) regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with well operations. Our operations also are subject to various conservation regulations. These include the regulation of the size of drilling and spacing units, the density of wells that may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibiting the venting or flaring of gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

     NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by us and the manner in which such production is marketed. The transportation and resale of natural gas in interstate commerce are regulated by the Federal Energy Regulatory Commission (the "FERC") pursuant to the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). Sales of our natural gas currently are made at market prices, subject to applicable contract provisions and are not subject to federal or state price control. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

     The FERC also regulates interstate natural gas transportation rates and service conditions, which effect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such natural gas. Since the latter part of 1985, the FERC through various rules and orders has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. In many instances, the result of initiatives the FERC has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. In 2000, FERC issued Order 637 that continues the trend toward market based pricing of transportation services in certain circumstances. Although it is difficult to predict their impact on us, we do not believe that we will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which we compete.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC and state regulatory bodies. We cannot predict when or if any such proposals might become effective, or their effect, if any, on our operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability and cash flow. In as much as such laws and regulations are frequently expanded, amended or reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

     LOUISIANA LEGISLATION. The Louisiana legislature passed Act 404 in 1993, which permits a party transferring an oil field site to establish a site-specific trust account for such oil field. If the site-specific trust account is established in accordance with the requirements of the statute, the party transferring the oil field site may not thereafter be held liable by the state for any site restoration costs or actions associated with the transferred oil field site. The parties to a transfer may elect not to establish a site-specific trust account. However, in the absence of such an account, the transferring party will continue to have liability for the costs of restoration of the site. If the parties to a transfer elect to establish a site-specific trust account pursuant to the statute, the Louisiana Department of Natural Resources (the "DNR") requires an oil field site restoration assessment to be made at the time of the transfer or within one year thereafter, to determine the site restoration requirements existing at the time of transfer. Based upon the site restoration assessment, the parties to the transfer must propose to the DNR a funding schedule for the site-specific trust account, providing for some contribution to the account at the time of transfer and at least quarterly payment thereafter. If the DNR approves the establishment and funding of the site-specific trust account, the purchaser will thereafter be the responsible party to the state, except that the failure of a transferring party to make a good faith disclosure of all oil field site conditions existing at the time of the transfer will render that party liable for the costs of restoration of such undisclosed conditions in excess of the balance of the site-specific trust fund.

     OIL SALES AND TRANSPORTATION RATES. The FERC also regulates rates and service conditions for interstate transportation of crude oil, liquids and condensate, which can affect the amount we receive from the sale of these products. Rates for such transportation are generally subject to an indexing system under which rates may be increased as long as they do not exceed an index rate that is tied to inflation. Over time, this indexing system could have the effect of increasing the cost of transporting crude oil, liquids and condensate by pipeline. Sales of crude oil, condensate and gas liquids by us are not regulated and are made at market prices. The price we receive from the sale of these products is affected by the cost of transporting the products to market.

     ENVIRONMENTAL MATTERS. Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the Environmental Protection Agency (the "EPA"), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require some form of remedial action to prevent pollution from former operations, such as plugging abandoning wells, and impose substantial liabilities for pollution resulting from our operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects our profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or cleanup requirements could adversely affect our operations and financial position, as well as those of the oil and gas industry in general. While management believes that we are in substantial compliance with current applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

     The primary environmental statutory and regulatory programs that affect our operations include the following:

     The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include (i) the current owner and operator of a facility from which hazardous substances are released, (ii) owners and operators of the facility at the time the disposal of hazardous substances took place, (iii) generators of hazardous substances who arranged for the disposal or treatment at or transportation to such facility of hazardous substances and (iv) transporters of hazardous substances to disposal or treatment facilities selected by them.

     Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA, and thus such wastes may become subject to liability and regulation under CERCLA. Regulatory programs aimed at remediation of environmental releases could have a similar impact on us.

     The Federal Water Pollution Control Act of 1972 ("FWPCA") as amended, also known as the Clean Water Act (the

"CWA"), imposes restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States (as defined in the CWA). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These proscriptions also prohibit certain activities in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. Sanctions for unauthorized discharges include administrative, civil and criminal penalties, as well as injunctive relief.

     The Oil Pollution Act of 1990 (the "OPA") amends certain provisions of the CWA, and other statutes as they pertain to the prevention of and response to spills or discharges of hazardous substances or oil into navigable waters. Under the OPA, a person owning or operating a facility or equipment (including land drilling equipment) from which there is a discharge or threat of a discharge of oil into or upon navigable waters or adjoining shorelines is liable, regardless of fault, as a "responsible party" for removal costs and damages. Federal laws impose strict, joint and several liability on facility owners for containment and clean up cost and certain other damages, including natural resource damages, arising from a spill.

     The EPA is also authorized to seek preliminary and permanent injunctive relief and, in certain cases, criminal penalties and fines. State laws governing the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. If a discharge occurs at a well site at which we are conducting production operations, we may be exposed to claims that it is liable under the OPA, the CWA or similar state laws.

     The Resource Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated as hazardous waste. Pipelines used to transfer oil and gas may also generate some hazardous wastes. Although the costs of managing solid and hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies involved in oil and gas exploration and production.

TITLE TO PROPERTIES

     Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion covering the drill site by local counsel, generally are made before commencement of drilling operations. With respect to acquisitions of producing properties, it is customary to review title opinions, review engineering reserve reports and conduct environmental and operational reviews before the closing of the purchase.

OPERATING HAZARDS AND INSURANCE

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

     We maintain an oil and gas lease operator insurance policy that insures us against certain sudden and accidental risks associated with drilling, completing and operating our wells. In addition, we require certain parties conducting operations for us to maintain general comprehensive liability policies with contractual coverage to support the contractors' obligations to indemnify and defend us in certain circumstances. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. We also carry comprehensive general liability policies and an umbrella policy. Although we believe that the amount of coverage we maintain is customary in the industry, it does not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on us and our financial condition. If we experience significant claims or losses, our insurance premiums could be increased, which may adversely affect us and our financial condition, or limit the ability of us to obtain coverage. Any difficulty in obtaining coverage may impair our ability to engage in our business activities.

FACILITIES

     We maintain approximately 25,100 square feet of office space in Houston, Texas, which is leased at an annual rent of $396,187, before giving effect to a current sublease. The sublease covers approximately 8,800 square feet with annual payments of $95,900 in 2000, $149,600 in 2001, $158,300 in 2002 and
$13,200 in 2003. The lease expires January 31, 2003. We currently are offering the remainder of the space for sublease and we expect that we will be able to lease space adequate for the needs of the Company for substantially less rent.

EMPLOYEES

     As of January 1, 2000, we had ten full-time employees in our Houston, Texas office. We have seven full-time employees in our Houston, Texas office as of March 31, 2000. Their functions include management, production, land, gas marketing, accounting, financial planning and administration. Certain operations of our field activities are accomplished through independent contractors who are supervised by us. We believe our relations with our employees and contractors are good. None of our employees are represented by a union.


ITEM 2.       PROPERTIES

ACREAGE

     The following table sets forth as of December 31, 1999, the gross and net acres of developed and undeveloped oil and gas acreage that we hold. Additionally, the data set forth below is based on our before pay-out working interests. In certain cases, we have a greater after pay-out working interest. In certain other cases, we have only an after pay-out working interest. As such, the amount of gross and net acreage will change when and if certain wells pay out.


                                                                 DEVELOPED (1)                    UNDEVELOPED (2)
                                                         ------------------------------    ------------------------------
                                                             GROSS             NET             GROSS             NET
                                                           ACRES (3)        ACRES (4)        ACRES (3)        ACRES (4)
                                                         -------------    -------------    -------------    -------------
STATE:
Louisiana ...........................................            1,446              321            5,276              224
Mississippi..........................................            1,900            1,199           14,398            8,411
New Mexico...........................................              160               12               --               --
Texas................................................            2,573            1,243            2,376            1,540
                                                         -------------    -------------    -------------    -------------
Total................................................            6,079            2,775           22,050           10,175
                                                         =============    =============    =============    =============

----------------------

(1) "Developed acreage" is that acreage which is spaced or assignable to productive wells.
(2) "Undeveloped acreage" is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

(3) "Gross acres" means an acre in which we own a working interest. When used in conjunction with acreage under options, it means an acre in which we will acquire a working interest if and when the option is executed.
(4) "Net acres" means the sum of the fractional working interest owned in gross acres expressed as whole numbers and fractions thereof.

SIGNIFICANT PROPERTIES

     Our core drilling opportunities are located in Mississippi, and our farm-out to Harken Energy Corporation covers prospects in the Gulf Coast of Texas and Mississippi. Average daily production for the year ended December 31, 1999 was approximately 9.2 MMCFGD and 185 BOPD. Each of our properties differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, working interests in oil and gas leases, royalty interests or other mineral interests. Most of our prospects have been enhanced with 3-D seismic data and CAEX technologies. The table below gives certain information regarding the location, objectives, and present status of our most significant prospects as of December 31, 1999:





                                           LEASED                  GROSS
                                          ACREAGE                  SQUARE
                                 --------------------------       MILES OF
                                    GROSS           NET             3-D                            APPROX.
                                  ACRES (1)        ACRES          SEISMIC        FORMATION          TOTAL
PROSPECT                                            (2)             DATA         OBJECTIVE          DEPTH
-----------------------------    -----------    -----------      ----------    --------------    ------------
MISSISSIPPI
Oakvale Dome
(3, 4, 6)....................          3,491          1,832              33           Hosston         16,700'

                                                                                       Cotton
Wausau (3)...................            920            471              55            Valley         19,000'



TEXAS                                                                                  Cotton
Oak Hill Field (3)...........            793            698             N/A            Valley          9,500'

OTHER
Louisiana (5)................          6,722            545             478            various        various
Mississippi..................         11,887          7,307              73            various        various
New Mexico...................            160             12             N/A            various        various
Texas........................          4,156          2,085              --            various        various
                                 -----------    -----------      ----------
     Total...................         28,129         12,950             639
                                 ===========    ===========      ==========

----------------------

(1) "Gross Acres" means an acre in which we own a working interest. When used in conjunction with acreage under options it means an acre in which we will acquire a working interest if and when the option is exercised.
(2) "Net Acres" means the sum of the fractional working interest owned in gross acres expressed as whole numbers and fractions thereof.
(3)  Operated by us.
(4)  Drilling.
(5)  Completing.
(6)  Affiliates of EnCap own a net profit interest in certain wells.

     Below are descriptions, as of December 31, 1999, unless otherwise indicated, of our most significant properties.

     OAKVALE DOME. The Oakvale Dome Property, located in Jefferson Davis County, Mississippi, is our most significant producing property. We are the operator and own working interests of more than 51% in three producing wells and one drilling well, and working interests in at least two more drilling locations.

     A 2-D seismic survey shot and processed originally in 1979 was reprocessed in 1996 and confirmed the discovery well, which was the K.S. Byrd Well. The K.S. Byrd Well was completed in June 1997 in the Harper formation from 15,964 feet to 15,988 feet, flowing 5.7 MMCFGD. Reserve estimates as of January 1, 2000 conducted by an independent petroleum engineer placed the well's remaining proved reserves at 9.1 BCFG and 34,000 barrels of condensate with production to date of 6.6 BCFG and 26,353 barrels of condensate. We own a 55% working interest in the well.

     In February of 1999 the Howell #1 well was completed in Hosston sands with an initial test rate of 21.1 MMCFGD and 19 barrels of condensate per day. Cumulative production is 2.5 BCFG and 6,200 barrels of condensate. Remaining proved reserve estimates as of January 1, 2000 conducted by an independent petroleum engineer for the well and one offset proved drilling location are 20.8 BCFG and 88,000 barrels of condensate.

     The Fortenberry #1 was initially completed in the Booth sand for a commercial rate of production in July 1999. We elected to temporarily bypass the Booth sand due to co-produced water and complete in Hosston sands higher up in the well, achieving an initial test rate of up to 1.9 MMCFGD. Production at December 31, 1999 was 1.7 MMCFGD. Remaining proved reserve estimates for the well, including non producing and behind pipe, as of January 1, 2000 conducted by an independent petroleum engineer are 7.4 BCFG and 27,900 barrels of condensate.

     The PEOC #1 development well was spudded subsequent to December 31, 1999 in Oakvale Dome field. The well was drilled to the proposed total depth and downhole logs indicated marginal commerciality. Subsequently we elected to sidetrack the well based on information gained from drilling. Our principal industry partner elected not to participate in the sidetrack operation and our working interest increased to 100% until 100% of the sidetrack and subsequent completion costs are recovered, 87.5% working interest until 500% of the subsequent costs are recovered, and 51.5% thereafter.

     WAUSAU. We own approximately 920 gross (471 net) acres in the Wausau property in Wayne County, Mississippi (surface to 15,360 feet only). We are the operators and have rights to a 3-D survey acquired by Compagnie Generale de Geophysiqe over this area. We commenced drilling a test well in May 1998 and completed the well in November 1998 as a Cotton Valley discovery. Production commenced in November and was increased to a rate of over 400 BCPD and 2,000 MCFD with the connection to a gas sales pipeline in February 1999. The well has two additional shallower Cotton Valley reservoirs behind pipe. Daily production as of December 31, 1999 was approximately 1.4 MMCFGD and 140 BCPD, and remaining proved reserve estimates by our independent engineer are
6.4 BCFG and 585,000 barrels of condensate. Cumulative production to date is
0.6 BCFG and 90,400 barrels of condensate.

     OAK HILL FIELD. We own approximately 793 gross (698 net) acres in the Oak Hill Field in Gregg and Rusk Counties, Texas. We are the operator, but utilize a contractor to perform operations. This property produces from the Lower Cotton Valley sands at depths of approximately 10,150 to 10,500 feet and from the Upper Cotton Valley sands at depths of approximately 9,000 to 10,000 feet in six total wells. We have completed a program adding and stimulating additional producing horizons in the six wells. Daily production from the six wells at December 31, 1999 was approximately 1.4 MMCFGD. Remaining proved developed reserve estimates by our independent engineer aggregate 5.0 BCFG and 10,700 barrels of condensate.

     REVERSIONARY INTEREST AFTER PAY-OUT IN PROPERTIES SOLD TO HARKEN ENERGY CORPORATION

     We sold a farm-out of essentially all of our exploration assets to Harken Energy Corporation for $12 million of Harken's 5% convertible notes due May 26, 2003. The farm-out provided that we retain 20% of the working interest sold, such interest vesting after pay-out to Harken Energy Corporation of its drilling, purchase and capital costs.

     Key prospects contained within the reversionary interest in the farm-out to Harken Energy Corporation include:

     SARDIS CHURCH DOME. This prospect comprises approximately 3,588 gross (3,104 net) acres in the Sardis Church Dome Prospect in Copiah County, Mississippi. Harken is the operator. The drilling objectives are the Paluxy, Hosston and Cotton Valley sands. This prospect is an analog to the Oakvale Dome discovery and is located along a trend. A nearby off structure well has tested significant oil and gas shows in the Hosston objective section.

     OLD OCEAN. The project is comprised of unitized acreage and oil and gas leases covering approximately 24,245 gross (10,418 net) acres in the Old Ocean Prospect in Brazoria and Matagorda Counties, Texas. The interest conveyed to Harken is a 42.73% working interest within the Old Ocean Unit and a 45.14% working interest outside the unit, but within the 3-D area. We completed a 3-D seismic survey over the area in 1999. The Old Ocean Prospect is the largest Frio gas field in the Gulf Coast, having produced more than seven TCFGE since its discovery in 1934. In excess of 200 wells have been drilled in the Old Ocean field and have produced from four normally pressured reservoirs between 9,500 and 11,000 feet. The Old Ocean Prospect actually consists of numerous prospects and the main objective is in the over pressured Frio. Deep well information confirms reservoir quality sands and scattered production of 45 BCFG in the immediate vicinity. Precise structural mapping from the 3-D seismic survey allows accurate delineation of prospects. The first exploratory test was commenced in January 2000 and determined to be noncommercial in February 2000. A second test was initiated on March 1, 2000. The well has been drilled to a depth of approximately 10,720 feet at March 30, 2000. The operator is currently conducting intermediate logging runs.

     RAYBURN. This project covers approximately 2,966 gross (1,050 net) owned acres in Liberty Co., Texas. Harken is the operator. This prospect is within a 30 square mile 3-D survey acquired in 1998, and Harken will likely sell off a portion of the working interest to industry partners. The objectives are sands primarily in the Wilcox, Cockfield and Miocene formations ranging in depth from 2,000 to 16,000 feet.

PRODUCTIVE OIL AND GAS WELLS

     The following table sets forth certain information regarding our ownership as of December 31, 1999 of productive oil and gas wells, operated and non-operated, in the areas indicated. Additionally, the data below are based on our before pay-out working interest. In some cases we have only an after pay-out working interest. As such, the number of gross and net wells will increase when and if certain wells pay-out.

                                                                        GAS                               OIL
                                                          -------------------------------    -----------------------------
                                                             GROSS              NET            GROSS             NET
                                                             WELLS             WELLS           WELLS            WELLS
STATE                                                         (1)               (2)             (1)              (2)
-------------------                                       ------------    ---------------    ----------    ---------------
Louisiana.............................................               4          0.6380113            --                 --
Mississippi...........................................               7            4.19787            --                 --
New Mexico............................................               1         0.07500000            --                 --
Texas.................................................              11          6.2392779             1           0.500000
                                                          ------------    ---------------    ----------    ---------------
Total.................................................              23         11.1501592             1           0.500000
                                                          ============    ===============    ==========    ===============

---------------------------

(1) "Gross wells" means a well in which we own a working interest. The number of gross wells is the total number of wells in which a working interest is owned.
(2) "Net wells" means the sum of the fractional working interest owned in gross wells expressed as whole numbers and fractions thereof.

DRILLING ACTIVITY

     The following table sets forth the drilling activity we had for the two years ended December 31, 1999. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein. Wells in which we hold a reversionary interest are not included in the following table because such interests have not been earned at the time of drilling. The percentage of our wells in which we hold solely a reversionary interest has substantially increased in the last two years due primarily to our transaction with Harken Energy.


                                                        YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------
                                                1999                                  1998
                                ------------------------------------  ------------------------------------
                                      GROSS               NET               GROSS               NET
                                -----------------  -----------------  -----------------  -----------------
EXPLORATORY:
    Productive..................        1                 .14                 3               1.8383
    Non-productive..............       --                 --                  1                 .14
DEVELOPMENT:
    Productive..................        2              1.260323               3               .25954
    Non-productive..............        1                .1575               --                 --
                                -----------------  -----------------  -----------------  -----------------
        Total...................        4              1.557823               7               2.23784
                                =================  =================  =================  =================

     At March 31, 2000, we were side-tracking 1.0 gross (0.514930 net) development well.

VOLUMES, PRICES AND OIL AND NATURAL GAS OPERATING EXPENSES

     The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil and gas for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                             1999                  1998
                                                      ------------------    -------------------
Net Production:
     Oil (BBL)....................................                67,521                 40,662

     Gas (MCF)....................................             3,353,865              2,009,550

     Gas Equivalent (MCFE)........................             3,758,991              2,253,522

Average sales price:
     Oil ($ per BBL)..............................                $15.44                 $10.83

     Gas ($ per MCF) (2)..........................                 $2.11                  $2.24

     Gas Equivalent ($ per MCFE)..................                 $2.16                  $2.20

Average production expenses ($ per MCFE) (1)......                 $0.25                  $0.38

-----------------------------

(1) Average production costs, excluding severance taxes.
(2) Includes the effects of forward price swaps for the year ended December 31, 1999 and 1998.



OIL AND NATURAL GAS RESERVES


     The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future pretax net cash flows related to such reserves as of January 1, 2000. We engaged R. A. Lenser & Associates, Inc. ("Lenser") to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of January 1, 2000. Lenser's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data we provided. In estimating the reserve quantities that are economically recoverable, Lenser used selling prices and estimated development and production costs that were in effect at the end of December 1999 giving effect to binding contracts for the swaps of market price for fixed prices. In accordance with requirements of the Securities and Exchange Commision regulations, no price or cost escalation or de-escalation was considered by Lenser. The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenues from these proved reserves, see Note 26 of Notes to Consolidated Financial Statements included under Item 8 below.

                                                                                                                  PRESENT VALUE
                                                                                                                   OF ESTIMATED
                                                                                                                    FUTURE NET
                                                                                                                     REVENUES
                                                                                                                      BEFORE
                                                                                   GAS            ESTIMATED        INCOME TAXES
                                                   GAS            OIL          EQUIVALENT        FUTURE NET        (DISCOUNTED
                                                 (MMCF)          (MBO)           (MMCFE)           REVENUE        AT 10 PERCENT)
                                               -----------    -----------    ---------------    -------------    ----------------
                                                                                                                  (IN THOUSANDS)
PROVED DEVELOPED RESERVES:
LOUISIANA .................................             90              8                140         $    322            $    284
MISSISSIPPI................................         19,960            315             21,847           46,077              32,627
TEXAS......................................          3,214             42              3,467            5,041               3,628
                                               -----------    -----------    ---------------    -------------    ----------------
                                                    23,264            365             25,454         $ 51,440            $ 36,539
                                               -----------    -----------    ---------------    -------------    ----------------
PROVED UNDEVELOPED RESERVES:
LOUISIANA .................................             --             --                 --         $     --            $      -
MISSISSIPPI................................         12,688             24             12,838           24,323              17,638
TEXAS......................................          2,308              6              2,342            2,061                 772
                                               -----------    -----------    ---------------    -------------    ----------------
                                                    14,996             30             15,180         $ 26,384            $ 18,410
                                               -----------    -----------    ---------------    -------------    ----------------
TOTAL PROVED RESERVES......................         38,260            395             40,634         $ 77,824            $ 54,949
                                               ===========    ===========    ===============    =============    ================


     Oil production is converted to MCFE at the rate of six MCF of natural gas per Bbl of oil, based upon the approximate energy content of natural gas and oil.

     Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1999. The amounts shown do not give effect to expenses unrelated to property, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization. The estimates shown include the effect of the EnCap NPI, which vested on January 1, 1999. The EnCap NPI comprises a 6.25% interest in the producing Byrd #1 and Howell #1, a 12.5% interest in the Fortenberry and a 5.7% interest in the PEOC.

     "Proved Developed Reserves" means those reserves estimated as recoverable under current technology and projected economic conditions, from that portion of a reservoir that can reasonably be evaluated as economically productive on the basis of analysis of drilling, geological, geophysical and to be obtained by enhanced recovery processes demonstrated to be economic and technically successful in the subject reservoir.

     "Proved Undeveloped Reserves" mean those reserves estimated as recoverable under current technology and projected economic conditions from that portion of a reservoir that can reasonably be evaluated as technologically productive, but which requires the drilling and completion of a well to initiate production.


     There are numerous uncertainties inherent in estimating quantities of proved oil and natural reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs, that may not prove correct.

     No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Commission.

     In accordance with Commission regulations, the Lenser report used oil and natural gas prices in effect at December 31, 1999 giving effect to contractual obligations to swap market prices for fixed prices. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural production subsequent to December 31, 1999 other than the contractual obligations. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized other than the contractual obligations, for such production or that existing contracts will be honored or judicially enforced.

RESERVE REPLACEMENT

     From January 1, 1999 to December 31, 1999, we incurred total net acquisition, exploration and development costs of approximately $19.2 million and generated proceeds of approximately $18.7 from the sale of proved properties and undeveloped prospects. Total acquisition, exploration, and development activities from January 1, 1999 to December 31, 1999 resulted in the addition of approximately 5.2 Bcfe (before downward reserves revisions of approximately 1.7 Bcfe and sales of 2.6 Bcfe), net to our interest, of proved reserves. Reserve replacement costs reflect the proceeds from the sales of proved properties and undeveloped prospects recorded as a reduction to the full-cost pool. Proved developed reserves comprised 62.7% of total proved reserves.

     Our reserve replacement costs have historically fluctuated on a year to year basis. Reserve replacement costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves.

ITEM 3.       LEGAL PROCEEDINGS

     The information set forth under the caption "Commitments and Contingencies" in Note 21 to our financial statements under Item 8 below is incorporated herein by reference.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1999.

                                    PART II


ITEM 5.  MARKET OF THE REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
         MATTERS


     Our common stock is listed on the Canadian Venture Stock Exchange under the symbol "BZG". At March 31, 2000 there were approximately 970 shareholders of record of common stock and 1,392 beneficial owners.

     The table below provides certain information regarding Benz common stock for 1999 and 1998. Prices shown are as reported on the Canada Stockwatch. The share price was converted from Canadian dollars to U.S. dollars using the average of the high and low exchange rate in effect during the respective periods.

                                  Common Share Price Range             Common Share Price Range
                                           (CDN$)                               (US$)
                              --------------------------------     --------------------------------
                                   High               Low               High               Low
                              --------------    --------------     --------------    --------------
1998

     First Quarter                $2.10              $1.10             $1.49              $0.77

     Second Quarter               $2.04              $1.30             $1.43              $0.89

     Third Quarter                $1.80              $0.45             $1.24              $0.30

     Fourth Quarter               $1.15              $0.32             $0.74              $0.21

1999

     First Quarter                $0.75              $0.28             $0.49              $0.18

     Second Quarter               $0.50              $0.28             $0.34              $0.19

     Third Quarter                $0.37              $0.20             $0.25              $0.13

     Fourth Quarter               $0.28              $0.10             $0.19              $0.07

2000

     First Quarter                $0.16              $0.09             $0.11              $0.06

     Second Quarter
      (through April 10, 2000)    $0.11              $0.09             $0.08              $0.06
                                  -----              -----             -----              -----

DIVIDEND POLICY

     To date, we have not paid any cash dividends on our common stock. We intend to retain our earnings, if any, to provide funds for reinvestment in our exploration, development and production activities and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Furthermore, payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors. Presently, our payment of cash dividends on our common stock is restricted under the terms of certain of our financing arrangements. We currently have the right to pay dividends due on our class A, series I and series II preferred stock with common stock. To date, we have elected this option with respect to all dividends due on both series.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following selected financial data as of and for the ten-month period ended August 31, 1997, the four-month period ended December 31, 1997, and the years ended December 31, 1998 and 1999, have been derived from our audited consolidated financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information in our financial statements under Item 8 below.

                                                                         September 1,
                                       Year Ended        Year Ended        1997 to           October 31,
                                      December 31,      December 31,      December 31,     1996 to August
                                          1999              1998             1997             31, 1997
                                     --------------    --------------    --------------    --------------
INCOME STATEMENT DATE:

Petroleum revenues                     $8,118,734        $4,947,457          $707,987          $444,203

Net loss applicable to
    common stockholders               (12,176,580)      (11,915,191)       (2,739,322)       (1,917,141)

Loss per share:

    Basic                                   (0.32)            (0.37)            (0.10)            (0.09)

    Diluted                                 (0.32)            (0.37)            (0.10)            (0.09)

                                         As of             As of             As of             As of
                                      December 31,      December 31,      December 31,       August 31,
                                          1999              1998              1997              1997
                                     --------------    --------------    --------------    -------------
BALANCE SHEET DATA:

Working capital surplus
    (deficit)                              680,035       (27,490,946)      (15,290,406)        1,784,075

Properties and equipment,
    net                                 74,118,450        79,412,241        25,319,771        11,916,817

Total assets                           101,125,381        95,240,247        36,216,129        21,520,880

Long-term debt, including
    current maturities                  61,727,401        59,490,912        12,708,303           781,326

Redeemable preferred stock              13,518,140         9,488,140                --                --

Stockholders' equity                    16,987,697         6,990,828        11,806,496        14,089,948


ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information set forth below should be read in conjunction with our consolidated financial statements beginning on page F-1 of this report.

RECENT DEVELOPMENTS

We are currently side-tracking a development well in the Oakvale Dome Field in Mississippi.

OVERVIEW

     The following matters had a significant impact on our results of operations and financial position for the year ended December 31, 1999:


    SALE OF EXPLORATORY ASSETS - We sold a farm-out of essentially all of our exploration assets to Harken Energy Corporation for $12 million of Harken's 5% convertible debentures due May 26, 2003. The farm-out provided that we retain 20% of the working interest sold, such interest vesting after pay-out to Harken Energy Corporation of its drilling, purchase and capital costs.

    OUTSTANDING DEBT - During the third quarter of 1999, we restructured our debt obligations through a new long-term production financing facility with Aquila Energy Capital Corporation, an agreement with certain vendors and suppliers to convert their past due accounts payable to a secured 10% note maturing in 2002 and the exchange of $15.1 million principal amount of debentures for $14.3 million principal amount of 8% Class A convertible preferred stock series II. Proceeds from these transactions were used to pay existing senior secured debt including the credit facilities with EnCap Capital Fund III, L.P. and BOCP Energy Partners L.P., and the production financing with Shell Capital, Inc. In addition, the Company repaid the Old Ocean bridge loan with proceeds from new equity raised through the private placement of preferred stock in Europe.

    PRODUCTION - Revenue for the year ended December 31, 1999 was significantly improved by first sales of production from the Howell 32-4 #1 and the Fortenberry wells (Oakvale Dome development wells), the BOE 16-12 #1 well (Wausau exploratory well) and the BOE 16-14 #1 well (E. Morgantown exploratory well). Production from these wells averaged 5,056 Mcfe/d, accounted for revenue of $4.2 million for the year ended December 31, 1999.

RESULTS OF OPERATIONS

    The following table summarizes volume and price information with respect to our oil and gas production for the years ended December 31, 1999 and 1998:

                                                Year Ended December 31,
                                              ---------------------------
                                                  1999            1998
                                              ------------   ------------
     Gas Volume - Mcfgd.......................    9,189           5,506

     Average Gas Price - per Mcf..............    $2.11           $2.24

     Oil Volume - Bod.........................      185             111

     Average Oil Price - per barrel...........   $15.44          $10.83

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     REVENUE. For the year ended December 31, 1999, revenue from crude oil and natural gas production increased 64% over the same period in 1998. Natural gas contributed 87% and crude oil contributed 13% of total oil and gas production revenue.

     GAS SALES. Natural gas sales increased 57%, from $4.5 million for the year ended December 31, 1998 to approximately $7.1 million for the same period in 1999, due primarily to increased production compared to the prior year period. The Howell 32-14 #1 well was completed in late February 1999 and contributed approximately $2.2 million in natural gas revenue on net average production of 2,697 Mcf/d during the year ended December 31, 1999. Two exploratory wells also had first sales in 1999. The BOE 16-12 #1 and the BOE 16-14 #1 averaged a net 602 Mcf/d and 531 Mcf/d, respectively, in 1999 for combined natural gas revenue of approximately $883,300. The Fortenberry well had first sales in August 1999 and contributed approximately $266,600 in natural gas revenue for 1999. The addition of these new wells in 1999 mitigated the effect of lost production from wells sold in 1999 and resulted in an overall increase in revenue of approximately $3.0 million. The favorable impact of increased production was partially offset by a decline in the average realized price for natural gas sales from $2.24 per MCF in 1998 to $2.11 per MCF in the comparable 1999 period. The average realized price in 1999 was adversely affected by the Shell production financing physical price swaps in place until August 1999. As part of our financing with Aquila in August 1999, we entered into swaps of our index-based gas prices for fixed prices on a substantial portion of our expected net production.

     OIL SALES. For the year ended December 31, 1999, oil sales increased 137% to $1.0 million, compared to $440,500 for the same period in 1998, due primarily to sales of production from new wells drilled and completed. The BOE 16-12 #1 had first oil sales totaling approximately $479,900 for the period reported on average production of 86 Bopd. In addition, the Rau Allen and the BOE 16-14 #1 contributed combined revenue of approximately $275,800 on average net production of 45 Bopd. Oil revenue was also impacted by improved average realized prices. Our average realized price for sales of crude oil in 1999 increased by $4.61 per barrel, or 43%, increasing revenue by $310,800 compared to the same period in 1998.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Our depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 1999 totaled $5.6 million compared to $3.2 million 1998 period. Full cost DD&A totaled $5.3 million for the year ended December 31, 1999 compared to $2.8 million for the same period in 1998. On an equivalent MCF basis, full cost DD&A increased $0.14 per MCFE, from $1.26 per MCFE to $1.40 per MCFE, in 1999 compared to the same period in 1998. The increase in DD&A is consistent with an increase in production for the 1999 period compared to the prior year period. In addition, prospect sales in the second half of 1999 resulted in additional costs that were added to the amortizable base. DD&A of other assets for the year ended December 31, 1999 totaled $331,900 compared to $305,700 in the comparable 1998 period. Year-to-date costs reflect the overall increase in the related asset base from 1998 to 1999.

     OPERATING COSTS. Operating costs, including lease operating expense and severance taxes, increased 3% from $962,700 in 1998 to $988,400 for the same period in 1999. For year ended December 31, 1999, lease operating expense, excluding severance taxes, totaled $921,200 compared to $860,200 for the comparable period in 1998. On an equivalent MCF basis, lease operating expense declined from $0.38 per MCFE in 1998 to $0.25 per MCFE in 1999. The increase in operating costs from 1998 to 1999 resulted primarily from the higher costs associated with workovers on our Lake Cherokee properties during the second half of 1999.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the year ended December 31, 1999 decreased $2.6 million, or 45%, from the comparable period in 1998. On an equivalent MCF basis, general and administrative costs declined 67% to $0.84 per MCFE for the year ended December 31, 1999 compared to $2.56 for the same period in 1998. The decrease in G&A costs was due primarily to lower compensation expense generated by staff reductions during the fourth quarter of 1998 and the first quarter of 1999.

     INTEREST EXPENSE. Interest expense for the years ended December 31, 1999 and 1998 were approximately $5.8 million, respectively. Average debt was approximately $60.2 million for the year ended December 31, 1999, resulting in gross interest costs of $7.5 million. Other financing costs include the amortization of discount and the amortization of the original issue discount for the EnCap NPI totaling $465,600. Partially offsetting these costs was capitalized interest of $3.8 million, which is based on the carrying value of unproved properties. Financing costs also included amortization of debt issuance costs totaling $1.6 million for the year-to-date period in 1999. For the comparable 1998 year-to-date period, average debt was approximately $44.6 million, resulting in gross interest costs of $4.8 million. Other financing costs included the amortization of the original issue discount for the EnCap NPI of $1.7 million. Partially offsetting these costs was capitalized interest of $1.9 million. Amortization of debt issuance costs totaled $1.2 million for the year ended December 31, 1998.

     OTHER. For the year ended December 31, 1999, other expense included losses on the sale of marketable securities totaling $142,000 and the write off of an investment in equipment for a loss of $182,300. Also included were losses due to the write-off of certain investments totaling $163,100. Partially offsetting these costs was interest income of $466,900. For the comparable year-to-date period in 1998, other expense included a charge of $1.0 million due to the termination of a key employee recorded in December 1998 to reflect settlement of an employment contract. Offsetting this expense was interest income of $573,600 and gains on the sales of marketable securities totaling $25,000.

     EXTRAORDINARY LOSS. We recorded an extraordinary loss of $2.4 million, or $0.06 per share, on the extinguishment of debt as a result of the restructuring during the third quarter of 1999. Such amount included costs associated with the early retirement of the Shell production financing with proceeds from the Aquila production financing and also costs related to the early retirement of $15.1 million principal amount of convertible debentures exchanged for preferred stock, series II.

     NET LOSS. For the year ended December 31, 1999, we reported a net loss applicable to common stockholders of $12.2 million, or $0.32 per share, compared to a net loss of $11.9 million, or $0.37 per share, in the comparable 1998 period. Weighted average shares outstanding increased from approximately
32.5 million for the year ended December 31, 1998 to 38.6 million in the comparable 1999 period as a result of the issuance of Common Stock as dividend payment on preferred shares as well as shares issued as payment of commissions and finance fees for the July exchange offer.

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

    REVENUE. For the year ended December 31, 1998, revenue from crude oil and natural gas production increased 378% over the same period in 1997. Natural gas contributed 91% and crude oil contributed 9% of total oil and gas production revenue.

    GAS SALES. Natural gas sales increased over 460%, from $804,700 for the year ended December 31, 1997 to approximately $4.5 million for the same period in 1998, as the impact of increased production more than offset the impact of the decline in natural gas prices. Production for 1998 increased significantly over the comparable prior year period due primarily to production from the assets purchased in our recent acquisitions and production from the K. S. Byrd Well. This increase in production improved revenue for 1998 by $4.8 million. The average realized price for natural gas sales declined from $2.80 per MCF in 1997 to $2.24 per MCF in the comparable 1998 period, decreasing revenues by $1.1 million. Income in 1998 from hedging gains increased gas realizations by $0.18 per Mcf.

    OIL SALES. For the year ended December 31, 1998, oil sales increased 91% to $440,500, compared to $231,100 for the same period in 1997, due primarily to sales of production for properties acquired in our recent acquisitions and production from our Reedy Creek properties. This increase in production improved revenue for 1998 by approximately $544,700. Our average realized price for sales of crude oil in 1998 decreased by $8.25 per barrel, or 43%, decreasing revenue by $335,300 compared to the same period in 1997.

    DEPRECIATION, DEPLETION AND AMORTIZATION. Our depreciation, depletion and amortization expense for 1998 totaled $3.2 million compared to $854,100 in the comparable period for 1997. Full cost DD&A totaled $2.8 million for the year ended December 31, 1998 compared to $709,200 for the same period in 1997. The increase in DD&A is consistent with the increased production for 1998 compared to the prior year period. Included in DD&A for the year ended December 31, 1997, was $221,000 of non-cash charges attributable to a price-related reduction in the book value of our oil and gas reserves. On an equivalent MCF basis, full cost DD&A decreased $0.71 per MCFE, from $1.97 per MCFE for the year ended December 31, 1997 to $1.26 per MCFE in the comparable 1998 period. DD&A of other assets for 1998 totaled $305,700, an increase of $160,800 over the comparable period in 1997 due primarily to an increase in the related asset base.

    OPERATING COSTS. Operating costs, including lease operating expense and production taxes, increased 763% from $111,500 in 1997 to $962,700 for the same period in 1998. The increase was due primarily to increased production from wells drilled or acquired since the prior year period. For the year ended December 31, 1998, lease operating expense, excluding severance taxes, totaled $860,200 compared to $86,500 for the comparable period in 1997. On an equivalent MCF basis, average lease operating expense for 1998 increased from $0.24 per MCFE in 1997 to $0.38 per MCFE in 1998. This increase is primarily due to the Lasco acquisition that comprised older, lower rate wells.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the year ended December 31, 1998 increased over $1.9 million, or 52%, compared to the same period in 1997. On an equivalent MCF basis, general and administrative costs declined 76% to $2.56 per MCFE for the year ended December 31, 1998 compared to $10.51 per MCFE for the same period in 1997. The increase in general and administrative costs was due primarily to higher compensation expense generated by a larger staff. We began 1998 with 26 employees, increasing to 37 employees during the year. Staff reductions during the fourth quarter of 1998 reduced total employees to 29 at year-end. Further staff reductions during the first quarter of 1999 reduced total employees to 21 at March 31, 1999. These staff reductions, as well as salary reductions for the majority of the remaining employees, are expected to significantly reduce general and administrative costs in 1999. The overall high level of general and administrative expenses in 1997 was due to the initial costs associated with creating and managing our extensive capital program.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 totaled $5.8 million compared to $689,219 in the comparable prior year period. The increase is due primarily to the financing arrangements under the EnCap Credit Facility entered into in December 1997 and interest on the $37.5 million principal amount of 9% convertible debentures issued in March and April of 1998. Average debt was approximately $44.6 million for 1998, resulting in gross interest costs of $4.8 million. Other financing costs include the amortization of the original issue discount for the EnCap NPI of $1.7 million and the amortization of deferred loan and issuance costs of $1.2 million. Partially offsetting these costs were capitalized interest of $1.9 million, which is based on the carrying value of unproved properties.

    OTHER. Other income (expense) for the year ended December 31, 1998 included a charge of $1.0 million due to the termination of our key employee recorded in December 1998 to reflect settlement of his employment contract. Such settlement will be paid out through January 2001. Offsetting this expense was interest income of $573,609 and gains on the sales of marketable securities totaling $24,971. For the comparable period in 1997, interest income of $77,844 was offset by losses on the sales of marketable securities totaling $86,824.

    NET LOSS. For the year ended December 31, 1998, we reported a net loss applicable to common stockholders, of $11.9 million, or $0.37 per share, compared to a net loss of $4.4 million, or $0.18 per share, in the comparable 1997 period. Weighted average shares outstanding increased from approximately
24.1 million in 1997 to over 32.4 million in 1998 as a result of the conversion and exercise of warrants in late 1997 and the issuance of Common Stock to acquire certain properties in 1998 and to pay interest and dividends on the Lasco Acquisition note and subsequent preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary cash needs are for exploration, development and acquisition of oil and gas properties, and repayment of principal and interest on outstanding debt. Our sources of financing include equity placements, revenue generated from operations, ongoing sales of non-core assets and excess interests in core prospects, and proceeds from additional production financings. Based on the foregoing, we will require capital from certain of the sources identified above to fund our ongoing activities and debt service over the next 12 months. If we are unable to obtain such capital, we will either have to sell interests in our prospects to fund our drilling program, curtail our exploration activities and/or curtail ongoing activities, or restructure scheduled debt service. Such curtailing of activities could include reducing the number of wells drilled, slowing activities on projects that we operate, selling additional interests in our prospect inventory or a combination of the foregoing. An absence of further capital could bring into question our viability.

     Many of the factors that may affect our future operating performance and long-term liquidity are beyond our control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and our operational results. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of Common Stock or other equity securities, the issuance of net profits interests, sales of promoted interests in our prospects, and various forms of joint venture financing. In addition, the prices we receive for our future oil and natural gas production and the level of our production will have a significant impact on future operating cash flows.

     LIQUIDITY

     At December 31, 1999, we had cash and cash equivalents on hand of $3.1 million and working capital of $680,000, as compared to a cash balance of $2.3 million and a working capital deficit of $27.5 million at December 31, 1998. Our ratio of current assets to current liabilities was 1.07:1 at December 31, 1999 compared to 0.25:1 at December 31, 1998. The working capital surplus and increased current ratio at December 31, 1999 resulted from our debt restructuring in the third quarter of 1999.

     CASH FLOWS

     Cash flows used in operating activities totaled $516,600 for the year ended December 31, 1999 due primarily to changes in working capital. Cash used in investing activities for the year ended December 31, 1999 was $12.3 million. Cash outlays for exploration and development expenditures totaled approximately $19.2 million and capital expenditures for furniture and equipment totaled $95,000. Partially offsetting these costs was $6.8 million in proceeds from the sale of oil and gas properties and $167,900 in proceeds from the sale of marketable securities.

     Cash provided by financing activities totaled $13.7 million for the year ended December 31, 1999 and included borrowings under the Aquila production financing of $26.8 million, proceeds from the issuance of preferred shares of $9.3 million and $2.9 million borrowed under the EnCap Junior Note. Proceeds from such financing were used to repay obligations under the BOCP Credit Facility of approximately $3.0 million, the EnCap facility of $12.0 million, the Shell production financing of $6.1 million and accrued interest. Proceeds were further reduced by the costs of the debt and equity transactions totaling approximately $5.3 million for the year ended December 31, 1999.

During the third quarter of 1999, we restructured our debt obligations through the following transactions:

         AQUILA FINANCING - In August 1999, we closed a new long-term production financing facility with Aquila Energy Capital Corporation in the initial amount of $26.8 million. The facility may be extended by up to $1.5 million based on results of reservoir stimulation in the Fortenberry well. The proceeds were used to retire existing senior secured debt and accrued interest including the Shell production financing, the EnCap Credit Facility and the BOCP Credit Facility. In addition, we have a firm commitment from Aquila for an additional $3.8 million of funding for development drilling at its Oakvale Dome Field.

    The new production financing is secured by our proven oil and gas properties and is repaid through a dedicated portion of the property income. Terms of the financing include a 12% interest rate and assignment of 1/16th of our interest in the proven properties following full repayment of the production financing.

         ENCAP JUNIOR NOTE - In August 1999, we borrowed $2.9 million under a Junior Note with EnCap Energy Capital Fund III, L.P. The note matures December 31, 2000 and accrues interest at a rate of 10% per annum. Proceeds were used to repay existing debt under the EnCap and BOCP credit facilities.

         DEBT RESTRUCTURING AGREEMENT - In August 1999 we reached an agreement with certain vendors and suppliers to convert their past due account payables to a secured 10% note maturing August 23, 2002. The trade group agreeing to the financing plan represents $11.2 million in past due accounts, equal to over 90% of all of our accounts payable over $10,000. Under the agreement, we paid the group $1.12 million in September 1999 with proceeds from the private placement of $4.0 million in new equity. The note will be retired using a portion of the proceeds from the future sale of certain prospects, collections of amounts owed to us from an industry partner and a portion of our income after debt service and capital expenditures. The remaining balance with accrued interest will be paid at maturity. The note is secured by a subordinate lien on certain of our properties.

         EXCHANGE OF CONVERTIBLE DEBENTURES - In July 1999, we closed our private placement and exchange offer with European holders of our 9% Debentures, Series 1. Holders exchanged $15.1 million principal amount of debentures for $14.3 million principal amount of 8% class A series II convertible preferred stock and purchased an incremental $1.5 million principal amount of the same preferred stock.

    REPAYMENT OF OLD OCEAN FINANCING AND PRIVATE PLACEMENT - In conjunction with the exchange offer discussed above, we raised new equity in Europe through the private placement of the same preferred stock series. Of the $8.5 million of new equity raised, $3.15 million was preferred stock issued to redeem the outstanding Old Ocean project bridge loan obtained in December 1998, and to re-purchase the net profits interest assigned to the lenders. We received gross cash proceeds of $3.8 million from new investors and $1.5 million from debenture holders through the exchange above.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-39 of this Form 10KSB, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers. Our officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified.


NAME                                          AGE        POSITION
------------                                  -------    ----------------
Prentis B. Tomlinson, Jr. (1)(3)..........      57       Chairman of the Board, President and Chief Executive Officer
Robert S. Herlin (1)(2)(3)................      44       Director, Senior Vice President and Chief Financial Officer
Todd E. Grabois (4).......................      40       Vice President, Treasurer & Secretary
Robert L. Zorich (1)(2)...................      50       Director
Yale Fisher (2)...........................      54       Director
David P. Quint............................      49       Director
Gary Petersen ............................      54       Director
Russell Cleveland (5).....................      61       Director

----------------------

(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) In January 2000, Mr. Tomlinson resigned from all positions held other than Director. Mr. Herlin was subsequently elected to the additional positions of President and Chief Executive Officer.
(4) In March 2000, Mr. Grabois resigned as Vice President, Treasurer & Secretary, but remained as an employee of the Company in a managerial role.
(5) In January 2000, Mr. Cleveland resigned as a Director.

         PRENTIS B. TOMLINSON, JR. has been involved in the oil and gas industry for the past 31 years and has been involved with us as our Chief Executive Officer from our inception in October 1996 to January 2000. He was named our President in July of 1999. Mr. Tomlinson served as Chairman of Texstar North America, Inc. from 1984 to 1995, founded and served as Chairman of TGS Geophysical Company, Inc. from 1983 to 1993 and served as Chairman and President of Tomlinson Interests, Inc. from 1973 to 1983. Mr. Tomlinson commenced his career in the oil and gas industry as a geophysicist with Western Geophysical Inc. in 1969. Mr. Tomlinson resigned all executive positions with us subsequent to the Harken Energy Corporation transaction.

         ROBERT S. HERLIN has been our Senior Vice President, Chief Financial Officer and Director since November 1997, when he joined us, and in January 2000 was subsequently elected to the additional positions of President and Chief Executive Officer. Mr. Herlin has 18 years experience in finance, planning and corporate development in the oil and gas industry with several companies, including his own management consulting firm. Most recently, he was vice president of Enron Liquids Services, a subsidiary of Enron Corporation, and Manager of Planning and Investor Relations for Kelley Oil & Gas Corporation.

         TODD E. GRABOIS has been our Vice President, Treasurer and Secretary since November 1997. Prior, thereto, Mr. Grabois served as our Chief Financial Officer from September 1997 until November 1997 and Director from inception in October 1996 until November 1997. He has served in various other positions with us or our predecessors since 1984. Mr. Grabois resigned his various officer positions in March 2000 and remains with us in a managerial role.

         ROBERT L. ZORICH has been one of our Directors since November 1997. He is a Managing Director and cofounder of EnCap, a Houston-based private equity fund focused on the oil and gas industry.

         YALE FISHER has been one of our Directors since January 1997. He is, and has been, an independent investment banker based in California since July 1994. Before that he was head of trading at Bank of America in Los Angeles and San Francisco, California and New York, New York.

         DAVID P. QUINT was elected by our Board to serve as a director on June 2, 1999. Mr. Quint is the Managing Director of RP&C International, Inc., an international investment banking firm based in London and Zurich.

         GARY PETERSEN, was elected by our Board to serve as a director on June 2, 1999. Mr. Petersen is a Managing Director of EnCap, a Houston-based private equity fund focused on the oil and gas industry.

         RUSSELL CLEVELAND was elected by our Board to serve as a director on June 2, 1999. Mr. Cleveland is the principal founder and the majority shareholder of Renaissance Capital Group Inc. Renaissance Capital provides capital to emerging publicly owned companies. Mr. Cleveland currently serves as President of the Managing General Partner of Renaissance Capital Partners, Limited., President and Director of Renaissance Capital Growth & Income Fund III, Inc. (which is traded on NASDAQ), and a Director of Renaissance U.S. Growth and Income Trust PLC, which is traded on the London Stock Exchange. Mr. Cleveland also currently serves as a director of Danzer Corp. (formerly Global Environmental Corp.), Feminique, Inc. (formerly Biopharmaceutics, Inc.), Tutogen Medical, Inc., Bentley Pharmaceuticals, Inc., and Technology Research, Inc. Mr. Cleveland resigned as a Director in January 2000.

AGREEMENT RELATING TO ELECTIONS OF DIRECTORS

         Pursuant to an agreement dated December 16, 1998 between us, Mr. Tomlinson and EnCap, it was agreed to make certain changes in our bylaws restricting the number of directors to seven. RP&C International, the agent in our exchange offer of 9% convertible debentures for class A, series II convertible preferred stock, was given the right to designate up to two directors to serve on the board of directors during a two-year period. RP&C requested that we appoint David P. Quint and Russell Cleveland as directors effective June 2, 1999. Mr. Cleveland resigned as a Director in January 2000. RP&C has not nominated a replacement for Mr. Cleveland.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation, including bonuses, paid by us during the years ended December 31, 1999, 1998 and 1997 to the Chief Executive Officer and to those executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year other than our Chief Executive Officer (collectively the "Named Executive Officers").


                                                                                                                       ALL
                                                                            ANNUAL                 NUMBER OF          OTHER
                                               YEAR                     COMPENSATION               SECURITIES        COMPEN-
NAME AND PRINCIPAL                             ENDED             ---------------------------       UNDERLYING        SATION
POSITION                                 DECEMBER 31, (1)           SALARY          BONUS           OPTIONS            (2)
-------------------------               -------------------      ------------    -----------      -------------    -------------
Prentis B. Tomlinson, Jr. (3)(6)....           1999                  $256,532             --                --          $ 2,933
     Chairman & Chief Executive                1998                   243,750             --                --            3,400
     Officer                                   1997                   150,000        210,000         1,621,000            4,750

Ernest J. LaFlure (5)...............           1999                   125,135             --                --               --
     Former Director, President                1998                   200,000             --                --            2,500
     and Chief Operating Officer               1997    (4)             46,282        100,000           500,000               --

Robert S. Herlin (6)(7).............           1999                   160,756             --                --            5,116
     Director, Senior Vice                     1998                   165,000             --                --            5,250
     President and Chief Financial             1997    (4)             14,884        110,000           300,000               --
     Officer

Todd E. Grabois (6).................           1999                   103,243             --                --            3,385
     Vice President, Treasurer                 1998                   105,000             --                --            4,865
     and Secretary                             1997                    85,000             --           140,000            4,750


--------------------------------
(1)  In 1997, we changed our fiscal year end from August 31 to December 31.
(2) Other compensation includes our contributions made to each person's respective account under our 401(k) plan.
(3) Mr. Tomlinson resigned all positions with the Company other than Director in January 2000
(4) Salary for Messrs. LaFlure and Herlin represent amounts paid from date of hire to the end of the year.
(5) Mr. LaFlure resigned as our President and Chief Operating Officer effective February 15, 1999; and as Director in April 1999. Salary in 1999 includes $16,667 in compensation and $108,468 in payments made pursuant to his termination agreement as discussed below.
(6) Effective February 1, 1999, the salaries of Messrs. Tomlinson, Herlin and Grabois were reduced to $184,248, $105,000 and $84,000, respectively, per annum. Effective May 17, 1999, the salary of Mr. Grabois was reinstated.
(7) Effective January 1, 2000, the salary of Mr. Herlin was partially restored to $150,000 per annum.

DIRECTOR COMPENSATION

         Certain non-employee directors are individually awarded stock options and receive cash compensation at the Board's discretion.

EMPLOYMENT AND TERMINATION AGREEMENTS

         We entered into a three-year employment agreement with Mr. LaFlure on September 30, 1997 pursuant to which Mr. LaFlure served as our President and Chief Operating Officer. Under the employment agreement, Mr. LaFlure received a monthly salary of $16,666.67 and an initial bonus of $100,000. Mr. LaFlure was entitled to participate in all other employee compensation and welfare benefit plans and programs available to our other employees and executive officers, including, but not limited to, health, dental and 401(k) plans. If we terminated the employment agreement other than for cause or for disability or death (as each such term is defined in the agreement) at any time before the expiration thereof, then we were obligated to pay Mr. LaFlure $1,500,000 minus (i) the amount of monthly salary for each month Mr. LaFlure was paid; (ii) all cash bonuses received by Mr. LaFlure before the termination; and
(iii) the value of his stock options, such value being the difference between the option price and the value of the option shares as of the date of termination.

         We terminated Mr. LaFlure's employment without cause effective January 15, 1999 and requested Mr. LaFlure to resign all of his positions with us except his position as our director. Mr. LaFlure resigned as a director in April of 1999. Pursuant to a settlement agreement, Mr. LaFlure was entitled to receive $1,150,000 payable as follows:

         - Payments of $10,000 per month for 12 months commencing February 15, 1999;

         -    Payment of $400,000 on January 15, 2000

         -    Payment of $200,000 on July 15, 2000; and

         - Payment of the balance due under his agreement, as adjusted, (as described in the immediately following paragraphs,) on January 15, 2001.

         In addition, Mr. LaFlure was granted new stock options in lieu of the previous options for 300,000 shares of Common Stock granted on December 18, 1997. The new stock option agreement dated February 15, 1999 is for 500,000 shares of Common Stock at an exercise price of Cdn.$0.53 per share. The remaining amounts due under the settlement agreement payable on January 15, 2001, shall be reduced by the difference between the option price under the new option agreement for 500,000 shares of Common Stock and the 500,000 option shares as of the date the payment of the balance of the agreed amounts. All cash payments payable to Mr. LaFlure shall be reduced by applicable federal, state of local withholding taxes. We also agreed that at our sole cost and expense to continue current health insurance coverage for Mr. LaFlure as required by applicable law until January 15, 2000. In January 2000, the company and Mr. LaFlure tentatively agreed to suspend payments under the termination agreement until July 2000.

         In November 1999, our employment contract with Robert Herlin expired. In January 2000, terms for a new agreement with Mr. Herlin were discussed. In consideration for election to the additional positions of President and CEO, Mr. Herlin's salary, which was reduced to $8,750 per month during 1999, was increased to $12,500 per month beginning January 2000. In addition, Mr. Herlin will receive a bonus of $50,000 upon closing of a merger, sale or other dissolution of the company. That bonus will increase to $75,000 if such transaction occurs within six months of the agreement. It was also agreed that Mr. Herlin would participate in any employee severance agreement. Such employment agreement is subject to final approval by Mr. Herlin and Benz's Board of Directors.

         As part of the December 16, 1998 agreement discussed above, we entered into a severance agreement Mr. Tomlinson that should Mr. Tomlinson's employment be terminated, except for cause, Mr. Tomlinson would be paid a lump sum of $1.0 million within 30 days of severance and he would enter into a consulting agreement with a three-year term providing for payments of $185,000 per annum. Mr. Tomlinson was further granted a permanent overriding royalty interest in certain properties. These payments are our obligations and EnCap has agreed to provide financing to fund such payment obligation. This severance agreement has been terminated by all parties.

OPTION REPRICING

         In February 19, 1999, the board re-priced stock options previously awarded to certain of our employees, including the Named Executive Officers, one of our directors and one contract employee. Options were re-priced at CDN$0.50, which was the previous 10-day average closing price of the Common Stock as reported on Canada Stockwatch. Such repricing of options held by the Named Executive Officers and the director is subject to shareholder and regulatory approval.

OPTION GRANTS

         No options were granted to the Named Executive Officers in 1999. See "Management-Executive Compensation."

OPTION EXERCISE AND YEAR-END VALUES

     The following table provides information with respect to options to purchase Common Stock exercised by the Named Executive Officers during 1999 and with respect to the number and value of unexercised options held by the Named Executive Officers at December 31, 1999.

                                                                                            VALUE OF UNEXERCISED IN-THE-
                                                               NUMBER OF SECURITIES                   MONEY
                                                                   UNDERLYING                       OPTIONS AT
                                 NUMBER                       UNEXERCISED OPTIONS AT             DECEMBER 31, 1999
                                OF SHARES                        DECEMBER 31, 1999                     CDN
                                ACQUIRED         VALUE      ---------------------------    -----------------------------
                                   ON          REALIZED     EXERCISABLE
                                EXERCISE          CDN.          (1)       UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                              ------------    ----------    -----------   -------------    ------------   --------------
Prentis B. Tomlinson, Jr.          --              --         983,700           --              --              --

Ernest J. LaFlure (2)              --              --         500,000           --              --              --

Robert S. Herlin                   --              --         300,000           --              --              --

Todd Grabois                       --              --         140,000           --              --              --


-------------------------------

(1) All options held by our employees as of February 19, 1999, including Named Executive Officers, were re-priced to Cdn.$0.50, subject to shareholder approval.

(2) Subject to the terms of a settlement agreement of Mr. LaFlure's employment contract, his original options were replaced with 500,000 options with an exercise price of Cdn.$0.53 and a term through January 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information as of March 31, 2000, with respect to the common stock owned, directly or indirectly, by:

         -    each director;

         -    each of our executive officers;

         - each person known by us to own beneficially more than 5% of our outstanding common stock; and

         -    all our directors and executive officers as a group.

Except as otherwise indicated, each individual named below has sole investment and voting power with respect to the securities shown. The address for each director and beneficial owner of more than 5% of the outstanding shares of Common Stock is 1000 Louisiana, 15th Floor, Houston, Texas 77002, unless otherwise indicated.

                                                     AMOUNT AND NATURE OF       PERCENT OF
           NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP (1)      CLASS (2)
-----------------------------------------------   --------------------------    ----------
Prentis B. Tomlinson                                   15,610,612    (3)           24.8%

Ernest LaFlure                                            500,000    (4)             *

Robert S. Herlin                                          365,000    (5)             *

Todd E. Grabois                                           481,939    (6)             *

Yale Fisher                                               148,017                    *

Robert L. Zorich                                       12,362,270    (7)           19.4%

Gary Petersen                                          12,362,270    (7)           19.4%

David P. Quint                                          5,737,287    (8)            8.8%

Russell Cleveland                                      21,007,349    (9)           25.3%

ABN Amor Bank (Schweiz)                                 5,034,969   (10)            7.5%

Anarema St. Stiftung                                    7,680,210   (10)           11.0%

Apple, Inc.                                            30,984,430   (10)           33.3%

Banca del Gottardo                                     18,650,668   (10)           23.1%

Bank Austria                                            7,189,521   (10)           10.4%

Bank Austria Creditenstalt                              7,100,598   (10)           10.3%

Bank Julius Bar                                         5,890,871   (10)            8.7%

Bank Leu                                               11,606,791   (10)           15.7%

Coutts & Co.                                           23,240,752   (10)           27.2%

Credit Suisse First Boston Zurich                      16,001,198   (10)           20.5%

EFG Private Bank S.A.                                  10,569,411   (10)           14.5%

Liverpool L.P.                                         22,592,619   (10)           26.7%

Lombard Odier & Co.                                     4,389,732   (10)            6.6%

Perry Limited                                          23,938,883   (10)           27.8%

Sreedeswar                                             19,052,299   (10)           23.5%

UBS                                                    19,966,132   (10)           24.3%

Union Banicaire Privee                                  6,713,293   (10)            9.8%

Westgate L.P.                                          22,592,619   (10)           26.7%

Xanthus Limited                                         7,746,107   (10)           11.1%

Block Island & Co.                                      3,488,496   (10)            5.3%

All directors and executive officers (9 people)        56,214,520                  63.8%


*    Less than one percent.

(1) Includes all shares with respect to which each person, executive officer or director who, directly or through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct the voting of the shares, to dispose or direct the disposition of the shares or that may by purchased upon the exercise of stock options, warrants or other convertible securities exercisable within 60 days.
(2) Based on 62,113,409 shares of common stock outstanding at March 31, 2000, plus for each executive officer or director those number of shares underlying exercisable options held by the executive officer or director or, in the case of holders of convertible securities or warrants, the number of shares of common stock underlying their convertible securities or warrants.
(3)      Includes the following:
                  - 835,000 shares of common stock issuable upon the exercise of stock options;
                  - 5,556,215 shares of common stock in the name of Slattery Trust, a trust of which Mr. Tomlinson is the beneficiary;
                  - 2,206,450 shares of common stock held in trusts of which Mr. Tomlinson is the trustee and exercises voting and dispositive power over such shares;
                  - 1,635,521 shares of common stock in the name of Texstar Holdings, L.L.C., a private company controlled by Mr. Tomlinson;
                  -   1,927,426 shares of common stock issued to Calibre
                      Energy, L.L.C., which is controlled by Mr. Tomlinson; and,
                  - 2,950,000 shares of common stock beneficially owned by Mr. Tomlinson's wife.
(4) Includes 500,000 shares of common stock issuable upon the exercise of stock options.
(5) Includes 300,000 shares of common stock issuable upon the exercise of stock options.
(6) Includes 140,000 shares of common stock issuable upon the exercise of stock options.
(7) Includes 1,536,895 shares of common stock issuable upon the exercise of warrants issued to EnCap and 9,352,887 shares of common stock in the name of Lasco Energy Partners, a partnership of which EnCap owns a majority interest. EnCap's percentage of ownership of our common stock is 17.4% assuming the warrants held by EnCap are not exercised. The address of EnCap is 1100 Louisiana, Suite 3150, Houston, Texas 77002.
(8) Includes 2,499,043 shares of common stock issuable upon the conversion of class A, series II convertible preferred stock and 253,714 shares issuable upon the exercise of warrants issued to RP&C International (Guernsey) Limited, an investment company of which Mr. Quint is a managing director. Mr. Quint's percentage ownership of our common stock is 4.8% assuming the class A, series II preferred stock and warrants held by RP&C are not exercised. RP&C's address is 56 Green Street, London WIY 3RH.
(9) Includes 19,909,286 shares of common stock issuable upon the conversion of class A, series II convertible preferred stock held through Renaissance U.S. Capital Growth and Income Trust, PLC, an investment company of which Mr. Cleveland is a director. Renaissance's percentage ownership of our common stock is 1.8% assuming the class A, series II preferred stock are not converted to common stock. Mr. Cleveland resigned as a director of Benz in January 2000. The address of Renaissance is 8080 N. Central Expressway, Suite 210 LB59, Dallas, Texas 75206.
(10) Represents shares of common stock issuable upon the conversion of class A, series II convertible preferred stock and/or convertible debentures series I, II, or III. Assuming there is no conversion of securities, no holder would own greater than 5% of our outstanding common stock.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act as amended requires our executive officers, directors, and persons who own beneficially more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of the Section 16(a) reports furnished to us and written representation by certain reporting persons that no other reports were required during 1999, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors were satisfied in a timely basis with respect to the fiscal year ended December 31, 1999, except for the following:

        -- Mr. Herlin filed his annual Form 5 on April 10, 2000.
        -- Mr. Tomlinson filed his initial report on a Form 5 dated April 10,
           2000.
        -- Mr. Grabois filed his initial report on a Form 5 dated April 10,
           2000.
        -- Mr. Zorich filed his initial report on a Form 5 dated April 10,
           2000.
        -- Mr. Petersen filed his initial report on a Form 5 dated April 10,
           2000.
        -- Mr. Fisher filed his initial report on a Form 5 dated April 10, 2000. -- Mr. Quint filed his annual Form 5 on April 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into several agreements with entities that are owned or managed by certain of our directors, officers or other affiliates, or in which certain of our directors, officers or affiliates have an interest. We also have entered into agreements with certain of our former directors and officers. Although some of these transactions were approved by our outside directors, there can be no assurance that these transactions were negotiated at arms-length or on terms that would have been negotiated with unaffiliated third parties. The related entities with which we have entered into transactions include:

         - EnCap Capital Fund III L.P., a partnership whose general partner is EnCap Investments, L.C., which is managed by Robert
              L. Zorich and Gary Petersen, two of our directors;
         - Slattery Trust, a private trust of which Mr. Tomlinson is the beneficiary;

         - Starbucks Trust, a private trust of which Heather Tomlinson, is the beneficiary;
         - Calibre Energy, L.L.C., a limited liability company owned by Slattery Trust, Starbucks Trust, Mr. Grabois and Mr. Novak, and which is managed by Heather Tomlinson;
         -    Lasco, an affiliate of EnCap;
         - Texstar Holdings, L.L.C., a private limited liability company owned by certain of our shareholders;
         - Stanford Energy, Inc., a company affiliated with Donald W. Busby, the former chairman of our board of directors; and
         - RP&C International of which David Quint is a director and shareholder.

         ENCAP CREDIT FACILITY. In 1997, we entered into a $20.0 million credit agreement with EnCap consisting of an Original Note for $12.0 million and a supplemental note for $8.0 million. The original note bore interest at 10.0% per annum, and was repaid in August 1999. The supplemental note, which has been repaid in full, bore interest at 10.0% per annum until July 1, 1998 and at 18.0% per annum thereafter. Under the terms of the supplemental note, EnCap was issued warrants for the purchase of 1.5 million shares of our common stock at an exercise price of $1.28 per share. The original note was secured by a first lien on the properties acquired and a second lien on certain other properties. The original note was guaranteed by Mr. Tomlinson, Calibre and certain of Calibre's affiliates.

         Under the original note, we agreed to convey to EnCap a 25.0% net profit interest from the properties acquired with the proceeds of the borrowing. EnCap also required Slattery Trust, Texstar Holdings and certain of our shareholders to enter into a put/call agreement pursuant to which those shareholders, under certain conditions, have the right to obtain or "call" the EnCap NPI in exchange for 1.5 million shares of our common stock. The put/call agreement also gives EnCap the right, under certain conditions, to sell, or put, portions of the EnCap NPI to the shareholders for $1.5 million or 3.5 million shares of our common stock as of December 31, 1998 or March 31, 1999, respectively. The shareholders' rights and obligations under the put/call agreement were transferred to us and expired unexercised in 1999.

         In August 1999, we borrowed $2.9 million under a junior note with EnCap Energy Fund III, L.P. The note matures December 31, 2000 and accrues interest at a rate of 10% per annum.

         ADVANCES TO CALIBRE EQUADOR. In the Spring of 1997, we and Slattery Trust, Starbucks Trust, Mr. Grabois, Mr. Novak and James Alexander formed Calibre Ecuador, Inc. to develop certain oil and gas prospects in Ecuador. We owned 50% of the outstanding common stock of Calibre Ecuador and the other parties collectively owned the other 50%. The development of the prospects required enactment of certain enabling legislation that would permit non-Ecuador citizens to own oil and gas properties in Ecuador. Pending the enactment of such legislation, we advanced funds to Calibre Ecuador to generate the prospect. All rights were contributed to Calibre Ecuador by the parties other than us. As of December 31, 1997, we had written off advances totaling $402,192 made to Calibre Ecuador. Calibre Ecuador had no means with which to repay the advances. The advances were non-interest bearing and due upon demand. Due to the write-off, we obtained rights to substantially all of Calibre Equador's common stock.

         In November 1998, we entered into a participation agreement with Burlington Resources International Inc. to develop the gas fields in Ecuador. We and Burlington have participation interests of 25% and 75%, respectively. Burlington has not renewed the agreement; however, we retain a 25% interest in any project related to the subject area pursued by Burlington for one year. Such interest expires in April 2000.

         CALIBRE TRANSACTIONS. In December 1997, we advanced funds to Calibre Oil & Gas, Inc. Net advances to Calibre Oil & Gas, Inc. totaled $1,768,772 at December 31, 1997. The advances bore no interest and were due upon demand.

         On April 22, 1998, in a single transaction, we acquired all of the outstanding shares of Calibre Oil & Gas, Inc. from Calibre and certain oil and gas properties owned by the Slattery Trust, the Starbucks Trust, Todd Grabois, Robert Novak, Prentis B. Tomlinson, Jr., and Calibre Oil & Gas, Inc. The shares of Calibre Oil & Gas, Inc. were valued at $3,820,713 and were paid for through the issuance to Calibre of 1,927,426 shares of our common stock valued at Cdn. $2.80 per share. The total purchase price for the oil and gas properties acquired from the other parties was $2,261,000, paid $261,000 in cash and $2,000,000 in promissory notes issued by Texstar Petroleum, Inc. in differing amounts to each party. These notes were guaranteed by us, paid 10% annual interest and were to be repaid in two equal installments due on April 1, 1998 and September 1, 1998. The purchase price was to be adjusted by a credit for proceeds from production attributable to each property through January 31, 1998.

         In connection with the acquisition of the oil and gas properties and shares of Calibre Oil & Gas, Inc., $1.45 million of the advances to Calibre Oil & Gas, Inc. were reclassified as an assumption of payables and the remaining $318,772 was written off as a bad debt. Calibre Oil & Gas, Inc. was subsequently merged into us and ceased to exist on January 7, 1999.

         LASCO ACQUISITION. In January 1998, and effective on December 1, 1997, we acquired proved reserves in Texas and Louisiana from Lasco for 2.57 million shares of common stock and 12.0 million shares of our series I preferred stock. In December 1998, we reconveyed a portion of those interests to Lasco in exchange for approximately 2.5 million shares of our series I preferred stock.

         STARBUCKS NOTE. On January 1, 1998, we loaned Starbucks Trust $2.5 million pursuant to a promissory note due December 31, 1998 that bears interest at 9.0% per annum. Starbucks Trust is a grantor trust with the sole beneficiary and trustee being Heather Tomlinson, Prentis Tomlinson's spouse. Total advances and accrued interest under the note are $3.5 million as of December 31, 1999. The loan was intended to (i) give us a greater return on investment than we were receiving at the time; (ii) acquire common stock that was reconveyed by Starbucks Trust to the holders of our series II debentures in an effort to deliver to those debenture holders freely tradeable Benz common stock; and (iii) acquire shares of our common stock in the open market to support the public trading price. The entire principal interest outstanding under the note remains due and payable and is carried on our books as an account receivable; however, Starbucks Trust lost money on the securities transactions it made with the proceeds of the loan and currently is unable to repay the loan.

         Starbucks has claimed and requested credits, for expenses incurred on behalf of us, against the amounts owed under the note of Cdn. $740,240. Separately, and pursuant to the terms of the Starbucks Trust Acquisition Agreement, we owe the Starbucks Trust $1,392,501 inclusive of accrued interest as of December 31, 1999. Pursuant to the Calibre Acquisition Agreement, as of December 31, 1999, we further owe the Starbucks Trust
$233,918 and Prentis Tomlinson $1,737,008 inclusive of accrued interest. On December 28, 1998, as part of the Shell transaction, the above parties and Texstar Holdings, L.L.C. and Security Oil, L.L.C. signed a standstill agreement wherein all parties mutually deferred payments and further agreed not to pursue collection of any amounts until the termination date of the Shell transaction and to toll the applicable statutes of limitations related to claims arising from any such amounts until the earlier of the termination date or December 31, 2003.

         STARBUCKS ACQUISITION. In July 1998, we entered into the Starbucks acquisition, pursuant to which we acquired certain proved non-producing and non-proved oil and gas properties in Mississippi, Texas and Louisiana from Starbucks Trust for $2.33 million and 600,000 shares of our common stock. The purchase is subject to certain post-closing adjustments relating to purchase value. The purchase value is guaranteed and secured by 2.1 million shares of our common stock owned by the Starbucks Trust.

         OTHER RELATED PARTY TRANSACTIONS. We had an agreement with DWB Management Ltd. to provide management, professional and office services. DWB Management is a private company owned by Donald W. Busby, our former chairman of the board. During the four months ended December 31, 1997, we paid DWB Cdn.$8,000. Under the agreement, we paid DWB for services rendered a fee of Cdn.$8,000 per month. The agreement with DWB Management was terminated in September 1997.

         We entered into an agreement with Chase Management Ltd. to provide management, professional and office services to us, including daily accounting services as required, and general legal assistance for routine Canadian securities filings. Chase Management is a private company owned by Nick DeMare, one of our former officers and directors. The agreement was for one year commencing on the first day of October 1997 through the last day of September 1998. Thereafter, the agreement continues in effect from year to year unless terminated by either party upon 60 days' written notice. During our last fiscal year, we paid Chase Management Cdn.$60,000 and for the remaining term of the agreement, we will pay Chase Management Cdn.$5,000 per month for services rendered.

         SECURITIES SUBJECT TO POOLING AGREEMENTS. Pursuant to a pooling agreement dated April 18, 1997, as amended on September 11, 1997, between us, certain of our shareholders, including Mr. Tomlinson, and our other senior management, and Montreal Trust, our registrar and transfer agent, as well as the agent under the pooling agreement, a total of 10,342,497 shares of our common stock were deposited on a pooled basis. In addition, a total of 2,000,000 shares of common stock to be issued on exercise of outstanding share purchase warrants were, once exercised, to be deposited and held by Montreal Trust pursuant to the terms and conditions of the pooling agreement. All common stock subject to the pooling agreement will be released over a period of three years ending April 18, 2000, subject to earlier release from the pool in certain circumstances. As of March 31, 2000, a total of 313,000 shares of our common stock are held by Montreal Trust pursuant to the terms and conditions of the pooling agreement.

         Pursuant to an agreement dated September 15, 1997, between us, certain of our shareholders, Mr. Tomlinson, Mr. Busby and Montreal Trust, a total of 13,505,780 shares of our common stock were deposited with Montreal Trust to be held in escrow pursuant to the escrow agreement. All common stock subject to the escrow agreement will be released in accordance with the policies of the Ontario Securities Commission. As of March 31, 2000, a total of 8,678,757 shares of our common stock are held in escrow by Montreal Trust pursuant to the escrow agreement.

         Pursuant to an option agreement between Boone Petroleum Inc., a corporation controlled by Mr. Busby, and Texstar Petroleum, L.L.C., a company controlled by Mr. Tomlinson, Boone Petroleum Inc. granted Texstar Petroleum, L.L.C. an option to purchase 1,200,000 shares of our common stock from Boone Petroleum Inc. The option was exercised and 1,100,000 shares of our common stock were transferred within escrow on September 1998 to Texstar Petroleum, L.L.C. As of March 31, 2000, the remaining 100,000 shares of common stock have not been transferred within escrow.

         Pursuant to an unsigned agreement dated October 9, 1997, between EnCap Energy, Montreal Trust, us, Texstar Holdings, L.L.C. and the Slattery Trust, Texstar Holdings, L.L.C. and the Slattery Trust granted to EnCap Energy a security interest in 535,521 shares of our common stock owned by Texstar Holdings, L.L.C. and 5,525,000 shares of our common stock owned by the Slattery Trust subject to the escrow agreement. Such shares were released upon the expiration of the EnCap put call option.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)       Documents included in this report:

          1.       Financial Statements

                   Independent auditor's report                                                                F-1

                   Consolidated Balance Sheet as of December 31, 1999 and 1998                                 F-2

                   Audited Consolidated Statement of Operations for each of the years ended December           F-4
                   31, 1999 and 1998

                   Audited Consolidated Statement of Comprehensive Income for each of the years ended          F-5
                   December 31, 1999 and 1998

                   Audited Consolidated Statement of Stockholders' Equity for each of the years ended          F-6
                   December 31, 1999 and 1998

                   Audited Consolidated Statement of Cash Flows for each of the years ended December           F-8
                   31, 1999 and 1998

                   Notes to Audited Consolidated Financial Statements                                          F-9

                   Supplemental oil and gas disclosures                                                        F-35

          2.       Financial Statement Schedules

                   Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

          3.       Exhibits

Exhibit No.
-----------
    2.1    Share Purchase Agreement Between Slattery Trust, Ruston Trust, Houston Trust, Starbucks Trust,
           Todd Grabois, Robert Novak and Benz Equities Ltd.

    3.1    Certificate of Incorporation.

    3.2    By-Laws.

    4.1    Amended and Restated Certificate of  Designations, Preferences, Rights and Limitations of
           Class A Preferred Stock of Benz Energy Inc. (incorporated by reference to Exhibit 3.3 to
           Registrant's Registration Statement on Amendment No. 2 to Form SB-2/A, Registration No.
           333-83651, filed September 29, 1999).

    4.2    Certificate of Designations, Preferences, Rights and Limitations of Class A, Series II
           Convertible Preferred Stock of Benz Energy Inc.  (incorporated by reference to Exhibit 3.4 to
           Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No.
           333-83651, filed September 10, 1999).

    4.3    Trust Indentures between Benz Energy Ltd. and Montreal Trust Company of Canada, Trustee, dated as of March 25, 1998  (incorporated by reference to Exhibit 3.5 to Registrant's Registration
           Statement on Amendment No. 2 to Form SB-2/A, Registration No. 333-83651, filed September 29,
           1999).

    4.4    Second Supplemental Trust Indenture between Benz Energy Ltd. and Montreal Trust Company of
           Canada dated as of April 20, 1999  (incorporated by reference to Exhibit 3.6 to Registrant's
           Registration Statement on Amendment No. 2 to Form SB-2/A, Registration No. 333-83651, filed
           September 29, 1999).

    4.5    Note Indenture between Benz Energy Ltd. and Montreal Trust Company of Canada, Trustee, dated as of April 8, 1998 (incorporated by reference to Exhibit 3.7 to Registrant's Registration
           Statement on Amendment No. 2 to Form SB-2/A, Registration No. 333-83651, filed September 29,
           1999).

    4.6    First Supplemental Note Indenture between Benz Energy Ltd. and Montreal Trust Company of
           Canada, Trustee, dated os of April 20, 1999  (incorporated by reference to Exhibit 3.8 to
           Registrant's Registration Statement on Amendment No. 2 to Form SB-2/A, Registration No.
           333-83651, filed September 29, 1999).

   10.1    The Stock Option Plan  (incorporated by reference to Exhibit 10.1 to Registrant's Registration
           Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.2    Employment Agreement with Prentis B. Tomlinson, Jr. dated December 15, 1998  (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, Registration
           No. 333-83651, filed July 23, 1999).

   10.3    Termination Agreement with Ernest J. LaFlure dated February 11, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, Registration
           No. 333-83651, filed July 23, 1999).

   10.4    Purchase and Sale Agreement between Texstar Petroleum, Inc. and Shell Capital Inc. dated
           December 23, 1998  (incorporated by reference to Exhibit 10.4 to Registrant's Registration
           Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.5    Third Amendment to Letter Loan Agreement between Texstar Petroleum, Inc. and Bank One, Texas,
           N.A. dated November 4, 1998  (incorporated by reference to Exhibit 10.8 to Registrant's
           Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).


   10.6    Fourth Amendment to Letter Loan Agreement between Texstar Petroleum, Inc. and Bank One, Texas,
           N.A. dated December 16, 1998  (incorporated by reference to Exhibit 10.9 to Registrant's
           Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.7    Participation Agreement between Bank One, Texas, N.A., BOCP Energy Partners, L.P. and Texstar
           Petroleum, Inc. dated November 4, 1998  (incorporated by reference to Exhibit 10.10 to
           Registrant's Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23,
           1999).

   10.8    Letter Agreement between Texstar Petroleum, Inc. and BOCP Energy Partners, L.P. dated November
           4, 1998  (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on
           Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.9    First Amendment to Participation Agreement between Bank One, Texas, N.A., BOCP Energy
           Partners, L.P. and Texstar Petroleum, Inc. dated December 16, 1998  (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form SB-2, Registration No.
           333-83651, filed July 23, 1999).

   10.10   Assignment of Oil, Gas and Mineral Leases and Bill of Sale from Texstar Petroleum, Inc. to
           Faulconer Resources 1999 Limited Partnership  (incorporated by reference to Exhibit 10.13 to
           Registrant's Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23,
           1999).

   10.11   Letter Loan Agreement between Texstar Petroleum, Inc. and lenders dated December 31, 1998
           (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form
           SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.12   Letter Agreement between Benz Energy Ltd. and Mobil Exploration and Production U.S. Inc.
           regarding the Assignment of Contract Rights and Term Assignment of Oil and Gas Lease, Old
           Ocean Area, Brazoria and Matagorda Counties, Texas  (incorporated by reference to Exhibit
           10.15 to Registrant's Registration Statement on Form SB-2, Registration No. 333-83651, filed
           July 23, 1999).

   10.13   Purchase Agreement between Texstar Petroleum, Inc. and Southern Gas Co. of Delaware, Inc.
           dated May 19, 1998  (incorporated by reference to Exhibit 10.16 to Registrant's Registration
           Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.14   Purchase and Sale Agreement between Starbucks Trust, Benz Energy Ltd. and Texstar Petroleum,
           Inc. dated June 30, 1998  (incorporated by reference to Exhibit 10.17 to Registrant's
           Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.15   Letter Agreement between Texstar Petroleum, Inc., Benz Energy Ltd., Calibre Energy, L.L.C.,
           BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P., Lasco Energy Partners, L.P.
           and EnCap Investments L.C. dated December 16, 1998  (incorporated by reference to Exhibit
           10.18 to Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration
           No. 333-83651, filed September 10, 1999).

   10.16   Standstill Agreement among Benz Energy Ltd., Texstar Petroleum, Inc., Prentis B. Tomlinson,
           Jr., Starbucks Trust, Texstar Holdings, L.L.C. and Security Oil, L.L.C. dated November 17,
           1998  (incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on
           Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10, 1999).

   10.17   Office Lease Agreement with Amendments  (incorporated by reference to Exhibit 10.26 to
           Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No.
           333-83651, filed September 10, 1999).

   10.18   Offer to Exchange Class A, Series II Convertible Preferred Stock for any and all 9%
           Convertible Debentures, Series I due March 31, 2003 dated June 15, 1999  (incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Amendment No. 1 to Form
           SB-2/A, Registration No. 333-83651, filed September 10, 1999).

   10.19   Letter Agreement between Benz Energy Ltd. and Mobil Exploration and Production U.S. Inc. dated
           November 10, 1998  (incorporated by reference to Exhibit 10.29 to Registrant's Registration
           Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10,
           1999).

   10.20   Purchase and Sale Agreement between Lasco Energy Partners, L.P. and Benz Energy Ltd. dated
           January 23, 1998  (incorporated by reference to Exhibit 10.30 to Registrant's Registration
           Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10,
           1999).


   10.21   December 1998 Agreement in Respect of Purchase and Sale Agreement between Lasco Energy
           Partners, L.P., Texstar Petroleum, Inc. and Benz Energy Ltd.  (incorporated by reference to
           Exhibit 10.31 to Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A,
           Registration No. 333-83651, filed September 10, 1999).

   10.22   Purchase and Sale Agreement among Slattery Trust, Starbucks Trust , Todd Grabois, Robert
           Novak, Prentis B. Tomlinson, Jr., Calibre Oil & Gas, Inc., Calibre Energy, L.L.C. and Benz
           Energy Ltd. dated April 22, 1998  (incorporated by reference to Exhibit 10.32 to Registrant's
           Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed
           September 10, 1999).

   10.23   Purchase and Sale Agreement between Texstar Petroleum, Inc., Benz Energy Inc. and Prime
           Natural Resources, Inc. dated August 25, 1999  (incorporated by reference to Exhibit 10.33 to
           Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No.
           333-83651, filed September 10, 1999).

   10.24   Letter Agreement between TransTexas Gas Corporation and Texstar Petroleum, Inc. dated December
           15, 1998  (incorporated by reference to Exhibit 10.34 to Registrant's Registration Statement
           on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10, 1999).

   10.25   Debt Restructure Agreement  (incorporated by reference to Exhibit 10.35 to Registrant's
           Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed
           September 10, 1999).

   10.26   Purchase and Sale Agreement between Benz Energy Inc., EnCap 1996 Limited Partnership and
           Energy Capital Investment Company PLC dated August 19, 1999  (incorporated by reference to
           Exhibit 10.36 to Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A,
           Registration No. 333-83651, filed September 10, 1999).

   10.27   Credit Agreement between Texstar Petroleum, Inc. and Aquila Energy Capital Corporation dated
           August 19, 1999  (incorporated by reference to Exhibit 10.37 to Registrant's Registration
           Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10,
           1999).

   10.28   Purchase and Sale Agreement by and among Benz Energy Inc. and Harken Energy Corp. dated
           December 30, 1999 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on
           Form 8-K, dated January 14, 2000, SEC File No. 000-27325).

   21.1    Schedule of Subsidiaries

 * 23.1    Consent of R.A. Lenser and Associates, Inc.

 * 24.1    Power of Attorney (included herin at page II-4)

 * 27.1    Financial Data Schedule

    *      Filed herewith.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by Benz during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BENZ ENERGY INC.

Dated: April 12, 2000

                                        By  /s/ Robert S. Herlin
                                            ------------------------------------
                                                     Robert S. Herlin
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY

         The officers and directors of Benz Energy, whose signatures appear below, hereby constitute and appoint Robert S. Herlin, the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 Name                                          Title                            Date
                 ----                                          -----                            ----
--------------------------------------- Chairman of the Board                               April 12, 2000
       Prentis B. Tomlinson, Jr.

--------------------------------------- Director, President and Chief Executive Officer     April 12, 2000
           Robert S. Herlin

                                        Controller                                          April 12, 2000
---------------------------------------   (Chief Accounting Officer)
            Kirsten A. Hink

--------------------------------------- Director                                            April 12, 2000
           Robert L. Zorich

--------------------------------------- Director                                            April 12, 2000
              Yale Fisher

--------------------------------------- Director                                            April 12, 2000
            David P. Quint

--------------------------------------- Director                                            April 12, 2000
             Gary Petersen

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
BENZ ENERGY INC.

We have audited the accompanying consolidated balance sheets of BENZ ENERGY INC. as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BENZ ENERGY INC. as of December 31, 1999 and 1998 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company currently retains a limited portion of its operating cash flows due to required debt service payments and current liquidity is not sufficient to meet projected cash obligations. The Company's limited capital resources and access to new capital raise substantial doubt about its ability to continue as going concern and the Company has announced its intention to seek a strategic combination or sale. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants
New York, New York
February 23, 2000

                                BENZ ENERGY INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                   December 31,
                                                                                    --------------------------------------------
                                                                                            1999                    1998
                                                                                    ---------------------    -------------------
                                    ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                       $          3,126,175     $        2,319,302
    Receivables, net of allowance for doubtful accounts of $180,718 and
      $197,008, respectively                                                                   6,796,722              5,461,565
    Advances to related parties                                                                  622,454                538,336
    Available for sale marketable securities                                                          --                195,671
    Prepaid expenses                                                                             225,843                493,459
                                                                                    ---------------------    -------------------
      Total Current Assets                                                                    10,771,194              9,008,333
                                                                                    ---------------------    -------------------

OIL AND GAS PROPERTIES, USING FULL COST ACCOUNTING
    Costs being amortized                                                                     62,201,144             48,409,232
    Costs not being amortized                                                                 20,433,950             33,748,769
                                                                                    ---------------------    -------------------
                                                                                              82,635,094             82,158,001
    Less: Accumulated amortization                                                            (9,107,788)            (3,840,604)
                                                                                    ---------------------    -------------------
      Net Oil and Gas Properties                                                              73,527,306             78,317,397
                                                                                    ---------------------    -------------------

PROPERTY AND EQUIPMENT                                                                         1,147,315              1,572,342
    Less: Accumulated depreciation                                                              (556,171)              (477,498)
                                                                                    ---------------------    -------------------
      Net Property and Equipment                                                                 591,144              1,094,844
                                                                                    ---------------------    -------------------

Notes receivable                                                                              12,000,000                     --
Debt issuance costs, net of accumulated amortization of $1,547,973 and
    $1,230,991, respectively                                                                   3,546,184              5,287,340
Due from related parties                                                                         113,962                130,311
Other assets                                                                                     575,591              1,402,022
                                                                                    ---------------------    -------------------
    Total Other Assets                                                                        16,235,737              6,819,673
                                                                                    ---------------------    -------------------

       TOTAL ASSETS                                                                 $        101,125,381     $       95,240,247
                                                                                    =====================    ===================

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                    December 31,
                                                                                    ----------------------------------------------
                                                                                            1999                     1998
                                                                                    ----------------------    --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES

    Accounts payable                                                                $           1,821,701      $       14,320,846
    Revenue payable                                                                             1,628,905                 444,826
    Accrued interest                                                                            1,525,022               1,342,664
    Accrued preferred dividends                                                                   974,603                 239,568
    Accrued loss on termination of employee                                                       900,957               1,000,425
    Other accrued expenses                                                                      1,409,504               1,763,331
    Drilling advances                                                                             581,139                  20,774
    Notes payable                                                                                  37,116                 137,933
    Current maturities of long-term debt                                                        1,212,212              17,228,912
                                                                                    ----------------------    --------------------
         Total Current Liabilities                                                             10,091,159              36,499,279
                                                                                    ----------------------    --------------------

LONG-TERM DEBT, net of unamortized discount of $-0-
    and $1,000,000, respectively                                                               60,515,189              42,262,000

OTHER LONG-TERM LIABILITIES                                                                        13,196                      --

COMMITMENTS AND CONTINGENCIES                                                                          --                      --

REDEEMABLE PREFERRED STOCK, $1 and no par value; 100,000,000 and unlimited shares authorized; 13,888,140 and 9,488,140 issued and outstanding;
    redemption value of $13,888,140 and $9,488,140, respectively.                              13,518,140               9,488,140

STOCKHOLDERS' EQUITY:
    Preferred Stock, $1 par value; 100,000,000 shares authorized; 239,701 and no shares issued and outstanding, respectively; redemption value of
       $23,970,100.                                                                               239,701                      --
    Common Stock, $.01 par value and no par; 300,000,000 and unlimited shares authorized; 47,583,888 shares and 33,727,724 shares issued and
       outstanding, respectively.                                                                 475,839              20,424,996
    Common Stock reserved for issuance; no shares and 1,927,426 shares
       reserved, respectively.                                                                         --               2,496,030
    Additional paid-in capital                                                                 45,131,014                 878,067
    Accumulated deficit                                                                       (28,748,234)            (16,571,654)
    Unrealized losses on available for sale marketable securities                                       --                (85,630)
    Cumulative foreign currency translation adjustment                                           (110,623)               (150,981)
                                                                                    ----------------------    --------------------
       Total Stockholders' Equity                                                              16,987,697               6,990,828
                                                                                    ----------------------    --------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $         101,125,381      $       95,240,247
                                                                                    ======================    ====================

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                             For the Year Ended December 31,
                                                                                     -----------------------------------------------
                                                                                             1999                     1998
                                                                                     ---------------------    ----------------------
REVENUES

   Oil and gas sales                                                                 $          8,118,734     $           4,947,457
                                                                                     ---------------------    ----------------------

EXPENSES
   Depreciation, depletion and amortization                                                     5,599,111                 3,152,506
   Lease operating                                                                                921,231                   860,185
   Production taxes                                                                                67,134                   102,547
   General and administrative                                                                   3,169,201                 5,765,737
   Interest expense                                                                             5,761,731                 5,802,328
                                                                                     ---------------------    ----------------------
                                                                                               15,518,408                15,683,303
                                                                                     ---------------------    ----------------------
LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES) AND PROVISION FOR INCOME
    TAXES                                                                                      (7,399,674)              (10,735,846)
                                                                                     ---------------------    ----------------------

Loss on termination of employee                                                                         --               (1,000,425)
Interest income                                                                                   466,874                   573,609
Other miscellaneous costs                                                                        (163,076)                       --
Gain (loss) on sale of investments                                                               (324,313)                   24,971
                                                                                     ---------------------    ----------------------
    Total Other Income (Expense)                                                                  (20,515)                 (401,845)
                                                                                     ---------------------    ----------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                         (7,420,189)              (11,137,691)
Provision for income taxes                                                                             --                        --
                                                                                     ---------------------    ----------------------

NET LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS                                     (7,420,189)              (11,137,691)
Extraordinary loss on extinguishment of debt, net of taxes                                     (2,384,931)                        --
                                                                                     ---------------------    ----------------------

NET LOSS BEFORE PREFERRED DIVIDENDS                                                            (9,805,120)              (11,137,691)
Cumulative preferred stock dividends                                                           (2,371,460)                 (777,500)
                                                                                     ---------------------    ----------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                           $        (12,176,580)     $        (11,915,191)
                                                                                     =====================    ======================

BASIC AND DILUTED LOSS PER SHARE ON COMMON STOCK:
    LOSS BEFORE EXTRAORDINARY ITEM                                                   $              (0.26)     $              (0.37)
    EXTRAORDINARY LOSS                                                                              (0.06)                        --
                                                                                     ---------------------    ----------------------
    NET LOSS                                                                         $              (0.32)     $              (0.37)
                                                                                     =====================    ======================

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
    Basic Loss per Share                                                                       38,591,285                32,491,343
    Diluted Loss per Share                                                                     38,591,285                32,491,343

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 FOR THE PERIODS


                                                                     Year Ended December           Year Ended
                                                                          31, 1999             December 31, 1998
                                                                    ----------------------   -----------------------
Net loss                                                             $         (9,805,120)    $         (11,137,691)

Other comprehensive income, net of tax:
Foreign currency translation adjustment                                            40,358                  (113,909)
Unrealized loss on marketable securities                                           85,630                     4,418
                                                                    ----------------------   -----------------------

Comprehensive loss                                                   $         (9,679,132)    $         (11,247,182)
                                                                    ======================   == ====================




The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                               Non-
                            redeemable                                Common Stock          Additional
                             Preferred             Common             Reserved for           Paid-in            Accumulated
                               Stock               Stock                Issuance             Capital              Deficit
                           --------------    -------------------     ----------------    -----------------    ---------------
Balance,
December 31, 1998          $      --         $    20,424,996         $   2,496,030       $     878,067        $  (16,571,654)

Issuance of preferred
   stock                       239,701                --                     --               23,730,399              --

Issued for properties             --               2,496,030            (2,496,030)               --                  --

Issued on conversion
   of debentures                  --                212,500                  --                 87,500                --

Issued for interest
   and preferred
   dividends                      --               1,961,851                 --                   --                  --

Costs of issuance                 --                705,802                  --              (4,890,292)              --

Conversion to par
   value                          --             (25,325,340)                --               25,325,340              --

Foreign currency
   translation
   adjustment                     --                  --                     --                   --                  --

Unrealized gains                  --                  --                     --                   --                  --

Net loss                          --                  --                                                         (12,176,580)

                           --------------    -------------------     ----------------    -----------------    -----------------
Balance,
December 31, 1999          $   239,701       $      475,839          $       --          $    45,131,014      $  (28,748,234)
                           ==============    ===================     ================    =================    =================


                          Unrealized                                  Total
                         Gain (Loss)          Translation         Stockholders'
                         on Securities         Adjustment            Equity
                     -------------------     ----------------    -----------------
Balance,
December 31, 1998          $  (85,630)         $   (150,981)      $     6,990,828

Issuance of preferred
   stock                          --                   --               23,970,100

Issued for properties             --                   --                   --

Issued on conversion
   of debentures                  --                   --                 300,000

Issued for interest
   and preferred
   dividends                      --                   --                1,961,851

Costs of issuance                 --                   --               (4,184,490)

Conversion to par
   value                          --                   --                   --

Foreign currency
   translation
   adjustment                     --                 40,358                40,358

Unrealized gains              85,630                    --                  85,630

Net loss                          --                   --              (12,176,580)

                           -----------------    ----------------   ------------------
Balance,
December 31, 1999          $      --            $   (110,623)      $    16,987,697
                           =================    ================   ==================

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Common Stock       Additional
                                     Common           Reserved for         Paid-In           Accumulated
                                     Stock              Issuance           Capital             Deficit
                                -----------------    ---------------    -- -----------    ------------------
Balance,
   December 31, 1997             $    16,222,198     $           --     $     367,881      $    (4,656,463)

Exercise of warrants                      84,146                 --                --                    --

Exercise of stock options                 16,152                 --                --                    --

Issued for properties                  3,000,000                 --                --                    --

Issued for properties                         --          2,496,030                --                    --

Issued in legal settlement                70,000                 --                --                    --

Issued on conversion of
   debentures                            250,000                 --                --                    --

Issued for interest and
   preferred dividends                   782,500                 --                --                    --

Costs of issuances                            --                 --           510,186                    --

Foreign currency translation
   adjustments                                --                 --                --                    --

Unrealized gains                              --                 --                --                    --

Net loss                                      --                 --                --          (11,915,191)
                                -----------------    ---------------    --------------    ------------------
Balance,
   December 31, 1998             $    20,424,996     $    2,496,030     $     878,067      $   (16,571,654)
                                =================    ===============    ==============    ==================


                                  Unrealized                               Total
                                 Gain (Loss)           Translation      Stockholders'
                                On Securities          Adjustment          Equity
                                -----------------    ---------------   --------------
Balance,
   December 31, 1997             $    (90,048)       $      (37,072)    $   11,806,496

Exercise of warrants                      --                     --             84,146

Exercise of stock options                 --                     --             16,152

Issued for properties                     --                     --          3,000,000

Issued for properties                     --                     --          2,496,030

Issued in legal settlement                --                     --             70,000

Issued on conversion of
   debentures                             --                     --            250,000

Issued for interest and
   preferred dividends                    --                     --            782,500

Costs of issuances                        --                     --            510,186

Foreign currency translation
   adjustments                            --               (113,909)          (113,909)

Unrealized gains                       4,418                    --               4,418

Net loss                                  --                    --        (11,915,191)
                                 -------------      ----------------    ---------------
Balance,
   December 31, 1998             $   (85,630)        $     (150,981)     $    6,990,828
                                ==============      ================    ================

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        For the Year Ended December 31,
                                                                                  -------------------------------------------
                                                                                         1999                   1998
                                                                                  --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $       (9,805,120)   $       (11,137,691)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation, depletion and amortization                                             5,599,111              3,152,506
       Amortization of deferred loan costs                                                  2,055,746              2,926,482
   Extraordinary loss on extinguishment of debt                                             2,384,931                     --
   (Gain) loss on sale of stock held for investment                                           142,002                (24,971)
   Reserve for/write-off of  bad debt                                                         221,778                197,008
   Write-off of investment in Calibre Ecuador                                                      --                319,327
   Write-off of investment in equipment                                                       182,310                     --
   Changes in operating assets and liabilities:
     Increase in receivables                                                               (1,413,866)            (1,056,658)
     (Increase) decrease in prepaid expenses                                                  269,891                (384,443)
     Increase in amounts due from related parties                                             (60,235)            (4,627,308)
     (Increase) decrease in other assets                                                      388,208               (430,600)
     Increase (decrease) in accounts payable and accrued expenses                          (1,041,731)             7,366,018
     Increase (decrease) in drilling advances                                                 560,365               (368,574)
                                                                                  --------------------   --------------------
       NET CASH USED IN OPERATING ACTIVITIES                                                 (516,610)            (4,068,904)
                                                                                  --------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration and development expenditures                                               (19,238,727)           (36,312,839)
   Proceeds from sale of oil and gas properties                                             6,757,182              1,059,083
   Proceeds from sale of stock held for investment                                            167,942              1,085,016
   Other capital expenditures, net                                                            (94,997)              (745,419)
   Other, net                                                                                  69,787               (487,847)
                                                                                  --------------------   --------------------
       NET CASH USED IN INVESTING ACTIVITIES                                              (12,338,813)           (35,402,006)
                                                                                  --------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                    33,611,365             17,057,225
   Payments on long-term debt                                                             (24,145,833)            (9,759,225)
   Net increase in short-term borrowings                                                      (25,000)               (19,946)
   Proceeds from issuance of convertible debentures and special notes                              --             36,512,000
   Proceeds from issuance of common stock and warrants                                             --                170,298
   Proceeds from issuance of preferred stock                                                9,270,000                     --
   Cost of debt and equity transactions                                                    (5,288,092)            (4,774,260)
   Payments on notes                                                                                --              (221,200)
   Other                                                                                      230,777               (286,644)
                                                                                  --------------------   --------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                           13,653,217             38,678,248
                                                                                  --------------------   --------------------

Effect of change in translation                                                                 9,079                (50,356)
                                                                                  --------------------   --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          806,873               (843,018)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              2,319,302              3,162,320
                                                                                  --------------------   --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $        3,126,175    $         2,319,302
                                                                                  ====================   ====================

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS - Benz Energy Inc. (formerly Benz Energy Ltd., "Benz" or the "Company") is an independent energy company engaged primarily in the acquisition, development, production, exploration for and the sale of oil, gas and natural gas liquids. The Company's exploration and production activities are located primarily in the Gulf Coast areas of Mississippi, Texas and Louisiana. Benz treats all operations as one segment of business. The principal executive offices of the Company are located at 1000 Louisiana, 15th Floor, Houston, Texas 77002. The Company's registered and records office is located at 1209 Orange Street, Wilmington, Delaware 19801.

       The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels. With natural gas accounting for 89 percent of Benz's 1999 production on an energy equivalent basis, the Company was affected more by fluctuations in natural gas prices than in oil prices.

         BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Benz Energy Inc. and its wholly owned subsidiaries Texstar Petroleum, Inc. ("Texstar") and Benz Properties Ltd. ("Benz Properties"). Accordingly, all references herein to Benz or the Company include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note 26, "Supplemental Oil and Gas Disclosures").

         CASH AND CASH EQUIVALENTS - Cash and Cash Equivalents include cash in banks and other cash equivalents that mature within three months of the date of purchase, including cash held in escrow accounts.

         OIL AND GAS PROPERTIES - The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Capitalized internal costs were as follows for the periods indicated:

Year ended December 31, 1999                                       $690,786
Year ended December 31, 1998                                       $829,835


         Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's reserve volumes are sold (generally greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs and gains or losses are not recognized.

         Benz computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the units-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized internal and interest costs are excluded from the amortization base until the properties associated with these costs are evaluated. The amortizable base includes estimated dismantlement, reclamation and abandonment costs net of equipment salvage values. The technical staff of Benz generally estimates these future costs.

         Benz limits, by country, net capitalized costs of proved oil and gas properties, less related deferred income taxes, to the sum of (1) future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves and discounted at ten percent per annum, plus (2) costs not being amortized, less (3) related income tax effects. Excess costs, if any, are charged to proved property impairment expense.

         The costs of certain unevaluated leasehold acreage and wells being drilled are not being amortized. Costs not being amortized are periodically assessed for impairments. Any impairment is added to the amortization base.

         DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

         REVENUE RECOGNITION - Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. Natural gas revenues are generally recognized under the entitlements method of accounting for gas imbalances, i.e., monthly sales quantities that do not match the Company's entitled share of joint production. Entitled quantities in excess of sales quantities are recorded as a receivable from joint venture partners. The receivable is carried at the lower of current market price or the market price at the time the imbalance occurred. Sales quantities in excess of entitled quantities are recorded as deferred revenue carried at the gas market price received at the time the imbalance occurred.

         HEDGING -The Company may enter into derivative contracts to hedge the risk of future oil and gas price fluctuations. Such contracts may either fix or support oil or gas prices or limit the impact of price fluctuations with respect to the Company's sales of oil and gas. Gains and losses on such hedging activities are recognized in oil and gas revenues when the hedged production is sold. Hedged oil and gas prices, if any, used in computing the year-end standardized measure of discounted future net cash flows relating to proved oil and gas reserves reflect the estimated effects of hedging contracts existing at year end.

         INVESTMENT IN EQUITY SECURITIES - The Company accounts for its investments in equity securities under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard provides that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized.

         LONG-LIVED ASSETS - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         DEBT ISSUANCE COSTS - Costs associated with the issuance of debt securities are amortized over the life of the associated debt.

         INCOME TAXES - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         CONCENTRATION OF CREDIT RISK - The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

         STOCK BASED COMPENSATION - The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 16 for pro forma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123, "Accounting for Stock-Based Compensation".

         TRANSLATION OF FOREIGN CURRENCY - The Company translates the foreign currency financial statements of its foreign parent in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in determining net income.

         PER SHARE OF COMMON STOCK - Per share amounts have been computed based on the average number of common shares outstanding during the period.

         Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be antidilutive.


NOTE 2.         ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

         In January 1999 the Company acquired, on behalf of the Company and its partner in the Wausau prospect, a gas pipeline in Mississippi for approximately $425,000 to provide access for gas sales. Included in the purchase were a 100% and a 93.75% before pay-out ("BPO") working interest in two producing wells. The Company does not anticipate these wells reaching pay-out. The Company owns a net 53.8% interest in the pipeline and the Fairchild #1 well and a 50.5% interest in the A. Foote Estate #1 well. Remaining gas reserves net to the Company in the two wells are estimated to be in excess of 90
MMCFEG and net production of about 70 MCFEGPD.

         On December 29, 1998, the Company acquired, for $2.0 million, all of Mobil's right, title and interest in the deep rights below the existing production in the Old Ocean Unit.

         In July 1998, Benz acquired certain proved and unproved non-producing oil and gas properties in Mississippi, Texas and Louisiana from Starbucks Trust for $2.33 million and 600,000 shares of the Company's common stock. The purchase is subject to certain post-closing adjustments relating to purchase value. The value of the assets is secured through January 1, 2001, by 2.1 million shares of the Company's common stock owned by Starbucks Trust. See Note 18, "Related Party Transactions".

         In May 1998, the Company entered into a property swap agreement with Southern Gas Company ("Southern Gas"). The Company conveyed to Southern Gas the Company's entire interest in White Castle Dome (5.5%) and $1.25 million in cash. In exchange, Southern Gas conveyed to the Company Southern Gas's entire interest in the Oakvale, Wausau and Moselle Dome properties and prospects.

         In April 1998, the Company agreed to acquire certain petroleum interests and assume certain liabilities from Calibre Energy, L.L.C. ("Calibre"). The Company paid $261,000 in cash, forgave $1,450,000 in advances, assumed $450,000 in debt and issued promissory notes totaling $2,000,000. In addition, the Company issued 1,927,400 shares of common stock, in 1999, at an ascribed price of Cdn. $2.80 per share in connection with this transaction.
See Note 18, "Related Party Transactions".

         In January 1998, Benz acquired certain producing properties from Lasco Energy Partners ("Lasco") for a purchase price of $15.0 million. The Company issued a note payable which, subsequent to shareholder approval, was converted to $12.0 million in newly authorized preferred stock (priced at $1.00) and $3.0 million in common stock (priced at $1.185). In December 1998, the Lasco purchase price was adjusted to $12,488,140. Included in this reduction were adjustments for the change in interest and dividends resulting from the lower purchase price. The difference of $2,511,860 reduced the principal amount of preferred shares to $9,488,140.

DIVESTITURES

         On December 30, 1999, Benz sold nine non-producing prospects or projects to Harken Energy Corporation. The sale involved three prospects in Texas, including the Old Ocean 3D project and six prospects in Mississippi and certain assets related to those prospects. The purchase price for the exploratory assets was $12 million, payable in the form of $12 million principal amount of 5% convertible subordinated notes of Harken Energy Corporation due May 26, 2003. In addition to the convertible notes, Benz retained a reversionary 20% working interest in the prospects, which vests after pay-out of 100% of Harken Energy's drilling costs, land costs, certain administrative costs, interest payments and purchase price, plus a 10% rate of return.

         In August 1999, the Company sold a 37.5% interest in its Old Ocean prospect to Prime Natural Resources, Inc. Prime paid $3.5 million at closing and paid an additional $1,978,098 in September 1999 in consideration of the interest purchased. The Company reserved an overriding royalty interest in all leases and contractual rights to volumes of production and all similar interests, whether currently owned or acquired later, within the established area of mutual interest for the project. Prime had an option for a six months period to purchase an additional 12.5% of the Company's interest in the Old Ocean prospect, subject to the overriding royalty reservations set forth above. Prime elected not to exercise this option.

         In May 1999, the Company sold its interest in the Lisbon Field, comprising most of its proven reserves in Louisiana, to an unrelated party, for $507,500 in gross proceeds.

         Also in 1999, the Company received net proceeds of $975,700 from the sale of non-strategic oil and gas properties related to three separate transactions. During the year ended December 31, 1998 the Company sold partial interest in various prospects for net proceeds of $1.1 million. No gain has been recognized; capitalized oil and gas property costs have been reduced by the amount of sales proceeds.

NOTE 3.  EXTRAORDINARY LOSS

         In August 1999, the Company repaid its Shell production financing with proceeds from a new credit agreement with Aquila Energy Capital Corporation (see
Note 10). Proceeds were also used to repay amounts due under the EnCap Credit Facility and the BOCP Credit Facility. As a result, the Company recognized an extraordinary loss on the extinguishment of debt. The Company paid $8.2 million to repay the Shell production financing plus accrued interest, repurchase the Shell permanent override, and terminate a gas purchase contract associated with the Shell financing, resulting in an extraordinary loss of $2.1 million, or $0.06 per share. Deferred loan costs of $254,300 and legal fees associated with the EnCap Credit Facility were also included in the extraordinary loss.


NOTE 4.  RESTRICTED CASH

         Included in cash and cash equivalents at December 31, 1999 and 1998 is $1,940,202 and $1,006,807, respectively, which is restricted to expenditures on certain petroleum interests.


NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                     December 31, 1999      December 31, 1998
                                                    --------------------    ------------------
3-D Workstations                                    $                --     $         313,117
Furniture and Fixtures                                          285,292               374,861
Telephone and Computer Equipment                                435,568               448,732
Leasehold Improvements                                          357,406               295,111
Software                                                             --                71,472
Other                                                            69,049                69,049
                                                    --------------------    ------------------
                                                              1,147,315             1,572,342
Less:  Accumulated Depreciation                                (556,171)             (477,498)
                                                    --------------------    ------------------
Net Property and Equipment                          $           591,144     $       1,094,844
                                                    ====================    ==================


         The Company recorded the following depreciation expense related to property and equipment in the Consolidated Statement of Operations for the periods indicated:

Year ended December 31, 1999                                 $     331,928
Year ended December 31, 1998                                 $     305,679


NOTE 6.         INVESTMENTS IN EQUITY SECURITIES

         At December 31, 1999 and 1998, marketable investments classified as available for sale were comprised of the following:


                                                              December 31,            December 31,
                                                                  1999                     1998
                                                         ---------------------     --------------------
            Common Stocks:
            Market value                                 $                --       $          195,671
            Cost                                                          --                  281,301
                                                         ---------------------     --------------------
            Gross Unrealized Holding Losses              $                --       $          (85,630)
                                                         =====================     ====================

         The Company realized the following gross gains (losses) from the sale of equity securities for the periods indicated:


                      Year ended December 31, 1999                 $       (142,002)
                      Year ended December 31, 1998                 $         24,971

         Benz utilizes the average cost method in computing realized gains and losses which is included in other income (expense) in the accompanying Consolidated Statement of Operations.


NOTE 7.         NOTES RECEIVABLE

         On December 30, 1999, Benz sold a portion of its exploratory program to Harken Energy Corporation. The sale involved three prospects in Texas, including the Old Ocean 3D project and six prospects in Mississippi and certain assets related to those prospects. The purchase price for the exploratory assets was $12 million, payable in the form of $12 million principal amount of 5% convertible subordinated notes of Harken Energy Corporation due May 26, 2003. The notes are convertible at the holder's sole election into Harken Energy common shares based on a conversion price of $6.50 per share. The notes are mandatorily convertible if the market price per share of Harken Energy common share over any consecutive 30 day period is equal to or greater than $8.125 per share. During the year prior to maturity, Harken Energy may redeem the convertible notes for Harken common shares based on its then market price, provided that the redemption must be at a 10% premium if the redemption occurs within six months of maturity. In addition to the convertible notes, Benz retained a reversionary 20% working interest in the prospects, which vests after pay-out of 100% of Harken Energy's drilling costs, land costs, certain administrative costs, interest payments, plus a 10% rate of return.

         The notes are pledged under the EnCap Junior Note and the Vendor Restructuring Agreement See Note 10, "Long-term Debt".

NOTE 8.         PARTICIPATION AGREEMENT

         In November 1998, the Company entered into a participation agreement with Burlington Resources International Inc. ("Burlington") to pursue government contracts to participate in the redevelopment of oil and gas fields in Ecuador. The Company and Burlington have participation interests of 25% and 75%, respectively. At December 31, 1999, the Company had invested $356,470 in the venture. Burlington did not renew the agreement and that action could have an impact on the Company's ability to maintain an interest in this region. The Company retained a 25% interest in any project related to the subject area pursued by Burlington for one year. Such interest will lapse in April 2000.

NOTE 9.         DRILLING ADVANCES

         As of December 31, 1999 and 1998, the Company has received drilling advances from joint interest owners in the amounts of $581,139 and $20,774, respectively. These advances will be applied toward the payment of drilling costs to be incurred subsequent to the end of the year.


NOTE 10.        LONG-TERM DEBT

         For the year ended December 31, 1999, average debt was approximately $60.2 million with a weighted-average interest rate of approximately 11.5%. At year-end, outstanding debt totaled $61.7 million with a weighted-average interest rate of approximately 10.7%.


                                                               December 31, 1999             December 31, 1998
                                                             ----------------------         ---------------------
EnCap Credit Agreement                                       $                  --          $         12,000,000
BOCP Credit Facility                                                            --                     3,000,000
Aquila Credit Agreement                                                 27,724,544                            --
EnCap Junior Note                                                        2,886,821                            --
Vendor Restructuring Agreement                                          10,224,036                            --
Weisser Johnson Note Payable                                                75,000                            --
Shell Financing (Face Value of $7,000,000)                                      --                     6,000,000
Mobil Financing                                                                 --                     2,200,000
Cogniseis Development                                                           --                        28,912
Convertible Debentures                                                  20,817,000                    27,250,000
Special Notes                                                                   --                     9,012,000
                                                             ----------------------         --------------------
  Total                                                                 61,727,401                    59,490,912
Current Portion                                                          1,212,212(1)                 17,228,912(2)
                                                             ----------------------         --------------------
  Total Long-Term Debt                                       $          60,515,189          $         42,262,000
                                                             ======================         ====================

------------------
(1) Excludes $5,639,088 related to the Aquila financing which is considered long-term until the related production is accrued.
(2) Excludes $1,946,667 related to the Shell financing which is considered long-term until the related production is accrued.


Maturities of long-term debt are as follows:


                         December 31, 1999
                        ---------------------
             2000       $          6,851,300
             2001                 11,361,821
             2002                 17,682,236
             2003                 25,832,044
                        ---------------------
                        $         61,727,401
                        =====================

         AQUILA CREDIT AGREEMENT. In August 1999, the Company entered into a credit agreement with Aquila Energy Capital Corporation ("Aquila") consisting of an advancing note in an aggregate principal amount of $32.6 million (the "Advancing Note") and entered into a new facility with an affiliate of EnCap through a promissory note in the principal amount of $2.9 million (the "EnCap Junior Note"). The Advancing Note included the following:

                (i) an initial loan of $17.9 million (the "Initial Loan") to repay existing debt plus accrued interest under the EnCap Credit Facility and the BOCP Credit Facility and to pay certain related legal fees;
               (ii) development loans of up to an aggregate of $3.8 million (the "Development Loans") to be used exclusively for certain developmental activities;
              (iii) $8.2 million to repay the Shell production financing plus accrued interest, repurchase the Shell permanent override and terminate a gas purchase contract associated with the Shell financing; and
               (iv)  $600,544 in facility fees to the lender.

         The advancing note bears interest at 12% per annum on outstanding advances, compounded monthly. Payments commenced September 1999 and are based on 85% of net revenue received from certain properties of the company as defined in the credit agreement. The loan terminates on the earlier of the fourth anniversary of the closing date of August 19, 1999 or the date of payment and performance in full of all the obligations of the borrower under the loan documents. Aquila retains an overriding royalty interest in the subject properties upon termination of the loan. At its option, the Company can purchase such interest subject to terms described in the credit agreement. At December 31, 1999, $4.9 million was available under the Aquila Credit Agreement.

         THE ENCAP JUNIOR NOTE. The EnCap Junior Note, in the principal amount of $2.9 million, bears interest at 12% per annum compounded monthly and is due with accrued interest on March 19, 2001.

         VENDOR RESTRUCTURING AGREEMENT. In August 1999, the Company consummated a debt restructure agreement with substantially all outstanding trade creditors with balances in excess of $10,000 by paying ten percent of amounts owed and entering into a ten percent, three year term secured note for the balance owed in the approximate amount of $10.2 million. The Company agreed to dedicate 100% of collections of certain trade receivables to retirement of this note and 50% of the net proceeds from the sale of certain exploratory assets. The agreement also includes quarterly payments based on 50% of net revenue from operations as defined in the agreement, if any. In January 2000, the Company received settlement from an industry partner for trade receivables. Approximately $1.7 million in proceeds were used to retire amounts due under the vendor restructuring agreement and the balance used to retire amounts due to nonparticipating vendors and related legal costs.

         CONVERTIBLE DEBENTURES AND SPECIAL NOTES. In March and April of 1998, the Company completed the private placements of $27.5 million in 9% Convertible Debentures, Series 1 general obligation notes and $10 million of 9% Special Notes, Series A and Series B exercisable into $10 million principal amount of 9% Convertible Debentures, Series 2 and Series 3.

         The Series 1 debentures bear interest at a rate of 9% per year payable in arrears in equal semi-annual installments on March 31st and September 30th of each year. The debentures have a maturity date of March 31, 2003. The debentures are convertible at the option of the holder into the Company's Common Stock prior to March 27, 2003 at a conversion price of Cdn. $1.70 per share, subject to adjustment in certain circumstances. The debentures are redeemable in whole or in part by the Company at any time after March 31, 2002 at the principal amount thereof, together with any accrued but unpaid interest. The Company may, at any time after September 30, 1999 and prior to the Maturity Date require that all outstanding convertible debentures be converted subject to achieving a stock price of Cdn. $2.38 per share. In July 1999, the Company completed an offering pursuant to which the Company offered to exchange class A, series II convertible preferred stock for any and all of the outstanding 9% convertible debentures, series I due March 31, 2003. At the closing, approximately $15.1 million principal amount of the series I convertible debentures were exchanged for 159,005 shares of class A, series II convertible preferred stock.

         The Special Notes, Series A and Series B entitle the holder to acquire the same principal amount of 9% convertible debentures Series 2 and Series 3, at no additional cost, at any time on or before the earlier of (i) the fifth business day after a final prospectus qualifying the convertible debentures to be issued upon the exercise of the Special Notes and (ii) the date 18 months after the closing of the Special Notes Series A and 6 months after the closing of the Special Notes Series B. The trustee of the Special Notes will exercise any Special Notes not exercised prior to the above date and the convertible debentures will be issued to the noteholders without any further action on the part of the holder. All notes have been converted to debentures as of December 31, 1999.

         The convertible debentures, Series 2 and Series 3, bear interest at a rate of 9% per annum payable in arrears in equal semi-annual installments on March 31st and September 30th of each year. The debentures have a maturity date of August 31, 2003. The debentures will be convertible at the option of the holder into common shares at a conversion price of Cdn. $1.70 per common share, subject to adjustment in certain circumstances. If the holder elects to convert the debentures prior to the date of the third semi-annual coupon, the holder will receive a 5% premium on the number of common shares issued upon conversion. The debentures are redeemable in whole or in part by the Company at any time after August 31, 2002 at the principal amount thereof, together with any accrued but unpaid interest. The Company may, at any time after August 31, 2001 and prior to the Maturity Date require that all outstanding convertible debentures be converted subject to achieving a stock price of Cdn. $2.13 per share.

         The Company did not receive clearance of the Special Notes in certain Canadian jurisdictions by August 9, 1998 nor in the U.S. by September 21, 1998 and, therefore, holders of Series A Special Notes had the right to elect retraction of up to $1.056 million in funds held in escrow pending regulatory approval. Certain holders elected to retract a total of $988,000 plus accrued interest. The balance was released from escrow. In addition, holders of both Series A and Series B notes received the right to receive 10% more common shares issued upon conversion due to not receiving clearance.

         In April 1999, the Company requested the holders of the three series of convertible debentures and special notes to approve certain amendments to the indenture agreement governing the convertible debentures. The amendments included changing the debentures to conform to the Company's domestication in the state of Delaware and temporarily reducing the tangible asset ratio covenant from 1.40 to 1.0. As consideration, the Company agreed to lower the conversion price from Cdn.$1.70 to Cdn.$1.40 per common share. All three series approved the amendments by the requisite vote and the trustee subsequently approved such amendments.

         In connection with the issuance of the Convertible Debentures, Series 1 the Company granted the agent 2,109,974 compensation options that entitle the holder to receive cash payment from the Company equal to the difference between the closing market price of a common share of the Company on the trading day immediately preceding the exercise date and Cdn $1.70 per share, subject to adjustment in certain circumstances. The options expire on March 25, 2000. Pursuant to an agreement dated December 31, 1998, the options were repriced to Cdn. $0.46 per common share. The fair value of such options was determined to be approximately $358,577 and is being amortized over the two-year life of the options. At December 31, 1999, $29,882 remained unamortized.

         In connection with the issuance of the Special Notes, Series A and Series B, the Company granted the agent 737,903 special compensation warrants that entitle the holder to acquire the same number of compensation options. The options each entitle the holder to acquire, subject to adjustment, one common share of the Company for Cdn. $1.70 per share at any time on or prior to April 8, 2000.

         In connection with the July 1999 exchange offer, the company paid approximately $706,400 in cash and issued 2,984,526 shares of Benz common stock in payment of corporate finance fees and agent fees. The company also granted the agent 4,374,034 compensation options that entitle the holder to receive cash payment from the Company equal to the difference between the closing market price of a common share of the Company on the trading day immediately preceding the exercise date and Cdn. $0.35 per share, subject to adjustment in certain circumstances. The options expire on July 9, 2001. The fair value of such options was determined to be approximately $540,407.

         WEISSER JOHNSON NOTE PAYABLE. In August 1999, the company executed a promissory note to Weisser, Johnson & Co. Capital Corporation in the principal sum of $75,000 as consideration for investment banking services related to the Shell and Aquila credit facilities. The note bears interest at 8% per annum. The principal amount plus all accrued interest is due and payable on April 30, 2000.

         MOBIL FINANCING. In December 1998, the Company obtained a short-term advance of $2.2 million from certain investors for the purchase of Mobil's deep rights in the Old Ocean Unit. The advance was due July 31, 1999 and bore interest at a rate of 10% per annum. In July 1999, the Company issued 34,596 shares of class A, series II convertible preferred stock and warrants to purchase 3,974,923 shares of common stock in connection with the retirement of 95.45% of the Old Ocean loan and the re-conveyance of the related net profits interest. The balance of the Old Ocean financing and re-conveyance was settled through a cash payment.

         All of our oil and gas properties are pledged as collateral for the various debt discussed above.

NOTE 11.        INCOME TAXES

         The components of the provision for income taxes is as follows:


                                          December 31, 1999        December 31, 1998
                                        ----------------------    ---------------------
Current Tax Expense
  U.S. Federal                           $                 --     $                 --
  State and Local                                          --                       --
                                        ----------------------    ---------------------
    Total Current                                          --                       --
                                        ----------------------    ---------------------
Deferred Tax Expense
  U.S. Federal                                             --                       --
  State and Local                                          --                       --
                                        ----------------------    ---------------------
    Total Deferred                                         --                       --
                                        ----------------------    ---------------------
Total Tax Provision from
Continuing Operations                    $                 --     $                 --
                                        ======================    =====================

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                                  December 31, 1999        December 31, 1998
                                                ----------------------    ---------------------
Federal Income Tax Rate                                       (34.0)%                  (34.0)%
Deferred Tax Charge (Credit)                                       --                       --
Effect of Valuation Allowance                                  34.0 %                   34.0 %
State Income Tax, Net of Federal Benefit                           --                       --
                                                ----------------------    ---------------------
Effective Income Tax Rate                                       0.0 %                    0.0 %
                                                ======================    =====================


         At December 31, 1999 and 1998 the Company had net carryforward losses of approximately $62,771,000 and $43,029,000, respectively. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:


                                                 December 31, 1999         December 31, 1998
                                                ---------------------    ----------------------
Non-Current Deferred Tax Assets
   (Liabilities):
    Exploration and development costs
      capitalized for financial purposes,
      expensed for tax purposes                 $       (17,100,185)     $        (11,380,539)
    Depreciation Expense                                  1,564,214                   495,664
    Loss Carry-forwards                                  21,342,140                14,629,860
                                                ---------------------    ----------------------
                                                          5,806,169                 3,744,985
      Less: Valuation Allowance                          (5,806,169)               (3,744,985)
                                                ---------------------    ----------------------
  Net Deferred Tax Assets (Liabilities)         $                 --     $                  --
                                                =====================    ======================


Net operating loss carryforwards expire as follows:


2011                                $       4,535,000
2012                                $       6,494,000
2013                                $      32,000,000
2014                                $      19,742,000

NOTE 12. SEGMENTED INFORMATION

         The Company's principal activity is the exploration and development of petroleum properties in the United States. The principal assets in Canada consist primarily of cash, funds held in trust, amounts receivable, prepaid expenses and investments. The allocation of the total assets of the Company between the two segments is as follows:

                                        December 31, 1999          December 31, 1998
                                     ------------------------    -----------------------
Canada                               $             2,427,872      $           4,784,298
United States                                     98,697,509                 90,455,949
                                     ------------------------    -----------------------
  Total identifiable assets          $           101,125,381      $          95,240,247
                                     ========================    =======================


NOTE 13. REDEEMABLE PREFERRED STOCK

         The Company authorized issuance of Class A Preferred Shares Series I in 1998 and a new issuance in 1999. Dividends are payable at 10% per annum of the amount paid or deemed to have been paid for the shares, payable quarterly. Dividends are cumulative. For the first eight quarterly dividends beginning with the first quarter of 1998, the Company may elect to pay the dividends in common shares, at a price based on a trailing average price of the Company's common shares as at the end of the applicable quarter. The Company has the option to redeem the Preferred Shares at any time. If a qualified public offering of the Company's common stock is not consummated within the three year period commencing January 23, 1998, the holders of a majority of the Preferred Shares may elect to cause the Company to redeem all of the Preferred Shares. On the fifth anniversary of the sale of the Preferred Shares, the Company is required to redeem all of the Preferred Shares. The Preferred Shares are redeemable at an amount equal to the face value plus any dividends cumulated but not paid.

         The redeemable preferred stock issued in 1999 had a fair value at date of issue less than the mandatory redemption amount. The preferred stock was recorded at a discount, which is amortized over the life of the preferred so that the carrying amount will equal the mandatory redemption amount at the required date. Each increase in carrying amount is charged against paid-in capital. At December 31, 1999, unamortized discount on the redeemable preferred stock totaled $370,000 and there were 13,888,140 Preferred Shares outstanding with a redemption value of $13,888,140.

         The Class A Preferred Shares Series 1 rank equally with all other series of Class A Preferred shares outstanding. The Class A Preferred shares are entitled to priority over the common shares of the Company and over any other shares of the Company ranking junior to the Class A Preferred shares with respect to priority in the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or any other distribution of the assets of the Company among its shareholders for the purpose of winding-up its affairs.

NOTE 14.          CAPITAL STOCK


                                                                                         Common Stock
                                                                                         Reserved for         Non-redeemable
                                                                 Common Stock              Issuance           Preferred Stock
                                                               ------------------      ------------------    ------------------
Balance, December 31, 1997                                            29,878,985                      --                    --
    Exercise of warrants                                                  94,900                      --                    --
    Exercise of stock options                                             87,000                      --                    --
    Issued for properties                                              2,542,372                      --                    --
    Issued for properties                                                     --               1,927,426                    --
    Issued in legal settlement                                           200,000                      --                    --
    Issued on conversion of debentures                                   238,570                      --                    --
    Issued for interest and preferred dividends                          685,897                      --                    --
                                                               ------------------      ------------------    ------------------
Balance, December 31, 1998                                            33,727,724               1,927,426                    --
    Issuance of preferred stock                                               --                      --               239,701
    Issued for properties                                              1,927,426              (1,927,426)                   --
    Issued on conversion of debentures                                   598,982                      --                    --
    Issued for interest and preferred dividends                        8,345,226                      --                    --
    Costs of issuance                                                  2,984,530                      --                    --
                                                               ------------------      ------------------    ------------------
Balance, December 31, 1999                                            47,583,888                      --               239,701
                                                               ==================      ==================    ==================


         In May 1999, the Company migrated from the Yukon Territory, Canada and became a Delaware corporation. The certificate of incorporation now provides for authorized capital stock of 400,000,000 shares, consisting of 300,000,000 share of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $1.00 per share.

         The Company authorized a new issue of Class A Preferred Shares Series
II. The shares of Series II preferred stock are entitled to dividends payable semiannually in arrears on March 31 and September 30 each year. The dividend rate from the date of issuance through March 31, 2003 is 8% per annum. After March 31, 2003 the dividends will accrue at the rate of 15% per annum. If dividends are not timely paid, annual dividends will be increased by 3% until the past-due dividends have been paid. Dividends are payable, at the Company's option, in freely tradeable common stock valued at the average of the market price of the common stock for the 20 consecutive trading days ending five trading days before the dividend payment date. Market price is defined as the weighted average price of Benz common stock on the principal stock exchange on which it is traded. Through March 31, 2000 the Series II preferred stock will be convertible at the option of the holder into common stock at an initial conversion rate equal to Cdn. $0.35. If, on March 31, 2000, the average of the market price during the preceding 20 consecutive trading days is lower than the preferred conversion price, then the conversion price will be adjusted downward to that average price. The Company may cause all of the Series II preferred stock to be converted into common stock at the then preferred conversion price at any time after March 31, 2000 if the market price for the 20 consecutive trading days ending not more than five days before the giving of the notice is equal to or in excess of 140% of the preferred conversion price then in effect, and the common stock to be received in connection with the conversion is freely tradeable.

         The Series II preferred stock ranks pari passu with the Series I preferred stock and any new issue of preferred stock that stipulates a liquidation preference pari passu with the Series II preferred stock and senior to the Company's other equity. The Series II preferred stock is subordinate to claims of creditors, including holders of the Company's outstanding debt instruments.

         On July 9, 1999, the company consummated on offering pursuant to which it offered to exchange up to 354,250 shares of Class A, Series II convertible preferred stock for any and all outstanding 9% convertible debentures, Series I, due March 31, 2003, and an offering to sell up to 121,000 shares of Class A, Series II convertible preferred stock. At the closing, the company exchanged $15,145,000 principal amount of the 9% convertible debentures, Series I and issued an aggregate of 238,201 shares of Class A, Series II convertible preferred stock. Shares issued included 44,600 shares issued under the primary offering, 159,005 shares issued in the exchange of convertible debentures, and 34,596 shares, plus warrants to purchase 3,974,923 shares of common stock, in connection with the retirement of a majority of the Old Ocean loan.

         In August 1999, the company issued 1,500 shares of Class A, Series II preferred stock in connection with the repayment of the Shell production financing.


NOTE 15. WARRANTS

         In July 1999, the Company issued warrants to purchase 3,974,923 shares of common stock in connection with the retirement of the Old Ocean loan and the re-conveyance of the applicable net profits interest. Each warrant entitles the holders to purchase one common share at a price of Cdn.$0.35 and expire on July 9, 2001. At December 31, 1999 all such warrants were unexercised.

         During the period ended December 31, 1997, the Company issued 4,885,800 common shares on the exercise of the following special warrants:

     (i) CLASS A SPECIAL WARRANTS
         556,000 common shares and 139,000 non-transferable share purchase warrants (the "Class A Warrants") on the exercise of 556,000 Class A Special Warrants. Each Class A Warrant entitles the holder to purchase an additional common share at Cdn. $1.80 per share on or before February 11, 1998 and at Cdn. $2.07 on or before February 11, 1999. The Class A Warrants expired unexercised in the first quarter of 1999.

     (ii)CLASS B SPECIAL WARRANTS
         1,540,000 common shares and 1,540,000 non-transferable share purchase warrants (the "Class B Warrants") on the exercise of 1,400,000 Class B Special Warrants. Two Class B Warrants entitle the holder to purchase an additional common share at Cdn. $2.15 per share on or before March 17, 1998 and at Cdn. $2.47 per share on or before March 17, 1999. The Company has also granted the agent special options to acquire, without additional consideration, 400,000 Class B Warrants. During the period ended December 31, 1997, an additional 91,864 common shares were issued for proceeds of $141,396 on the exercise of 183,728 Class B Warrants. Of the Class B warrants, 1,756,272 warrants expired unexercised in the first quarter of 1999.

     (i) CLASS C SPECIAL WARRANTS
         432,300 common shares and 216,000 non-transferable share purchase warrants (the "Class C Warrants") on the exercise of 393,000 Class C Special Warrants. Each Class C Warrant entitles the holder to purchase an additional common share at Cdn. $2.55 per share on or before April 13, 1998 and at Cdn. $2.95 per share on or before April 12, 1999. The Company has also granted the agent special options to acquire, without additional consideration, 40,000 Class C Warrants. Of the Class C Warrants, 256,000 warrants expired unexercised in 1999.

     (ii)  FIRST TRANCHE CLASS D SPECIAL WARRANTS
           2,101,000 common shares and 1,050,000 non-transferable share purchase warrants (the "First Tranche Class D Warrants") on the exercise of 1,910,000 First Tranche Class D Special Warrants. Each First Tranche Class D Warrant entitles the holder to purchase an additional common share at a price of Cdn. $3.50 per share on or before April 18, 1998 and at Cdn. $4.25 per share on or before October 18, 1998. The Company has issued 50,000 common shares, at an ascribed price of $116,571 to the agents and has also granted the agents 191,000 share purchase warrants (the "Agents' First Tranche Warrants"). Each Agents' First Tranche Warrant is exercisable to purchase one common share at a price of Cdn. $3.25 per share on or before April 18, 1998 and at Cdn. $3.75 per share thereafter until October 18, 1998, subject to certain exercise restrictions. The First Tranche Class D Warrants and the Agents' First Tranche Warrants expired unexercised in 1998; and

     (iii) SECOND TRANCHE CLASS D SPECIAL WARRANTS
           256,500 common shares and 128,250 non-transferable share purchase warrants (the "Second Tranche Class D Warrants") on the exercise of 256,500 Second Tranche Class D Special Warrants. Each Second Tranche Class D Warrant entitles the holder to purchase an additional common share at a price of Cdn. $3.50 per share on or before June 26, 1998 and at Cdn. $4.25 per share on or before December 28, 1998. The Company has also granted the agents 25,650 share purchase warrants (the "Agents' Second Tranche Warrants"). Each Agent's Second Tranche Warrant is exercisable to purchase one common share at Cdn. $3.25 per share until June 26, 1998 and at Cdn. $3.75 per share thereafter until December 28, 1998, subject to certain exercise restrictions. The Second Tranche Class D Warrants and the Agents' Second Tranche Warrants expired unexercised in 1998.

       The following additional warrants that were outstanding at December 31, 1997 were exercised or expired unexercised in 1998:

       (i) of the warrants to purchase common shares at Cdn. $1.30 per share on or before December 5, 1998: 5,000 were exercised in April for proceeds of $4,561, 89,900 were exercised in June for proceeds of $79,585 and the remaining 393,600 expired unexercised in December;

       (ii)142,900 warrants to purchase common shares at Cdn. $2.05 per share on or before December 15, 1998 expired unexercised.

       In addition, EnCap holds 1.5 million warrants to purchase common shares of Cdn.$0.46475 per share on or before December 24, 2002.

NOTE 16. STOCK OPTIONS

         Stock options activity is summarized as follows:

                                                                                      Outstanding
                              Outstanding and                                             and
                  Per          Exercisable at                                        Exercisable at
Fiscal Year      Share         December 31,        Options          Options          December 31,         Date of
  Granted         $ CDN            1998            Granted         Cancelled             1999            Expiration
-------------    --------    -----------------   ------------    --------------     ----------------    -------------
    1997          2.60                298,700                        (248,700)               50,000          1/16/00
    1997          3.45                550,000                        (550,000)                   --          4/25/00
    1997          1.95              1,531,539                      (1,531,539)                   --         12/19/02
    1997          2.98                300,000                                               300,000         10/17/00
    1998          1.83                 25,000                         (25,000)                   --          5/06/03
    1998          1.61                 75,000                         (75,000)                   --          1/15/03
    1998          1.69                 20,000                         (20,000)                   --          3/01/03
    1998          1.68                 45,000                         (45,000)                   --          3/15/03
    1998          1.89                 25,000                         (25,000)                   --          4/01/03
    1998          1.96                 10,000                         (10,000)                   --          4/15/03
    1998          1.60                 10,000                         (10,000)                   --          6/16/03
    1999          0.50                     --        248,700                                248,700          1/16/00
    1999          0.50                     --        550,000                                550,000          4/25/00
    1999          0.50                     --      1,173,649          (85,000)            1,088,649         12/19/02
    1999          0.53                     --        500,000                                500,000         12/19/02
    1999          0.50                     --         10,000          (10,000)                   --          4/15/03
    1999          0.50                     --         45,000                                 45,000          3/15/03
    1999          0.50                     --         10,000                                 10,000          6/16/03
    1999          0.50                     --         75,000          (75,000)                   --          1/15/03
                             -----------------   ------------    --------------     ----------------
                                    2,890,239      2,612,349       (2,710,239)            2,792,349
                             =================   ============    ==============     ================


                                                                                       Outstanding
                              Outstanding and                                              and
                  Per          Exercisable at                        Options         Exercisable at
Fiscal Year      Share         December 31,        Options        Exercised *        December 31,         Date of
  Granted         $ CDN            1997            Granted       or Cancelled            1998            Expiration
-------------    --------    -----------------   ------------    --------------     ----------------    -------------
    1995          0.21                 45,000             --          (45,000)   *               --          1/30/98
    1996          0.33                 42,000             --          (42,000)   *               --          7/17/99
    1997          2.30                 40,000             --          (40,000)                   --         11/21/98
    1997          2.60                298,700             --                                298,700          1/16/00
    1997          3.45                550,000             --                                550,000          4/25/00
    1997          1.95              1,738,764             --         (207,225)            1,531,539         12/19/02
    1997          2.98                300,000             --                                300,000         10/17/00
    1998          1.83                     --         25,000                                 25,000          5/06/03
    1998          1.61                     --         75,000                                 75,000          1/15/03
    1998          1.69                     --         20,000                                 20,000          3/01/03
    1998          1.68                     --         45,000                                 45,000          3/15/03
    1998          1.89                     --         25,000                                 25,000          4/01/03
    1998          1.96                     --         10,000                                 10,000          4/15/03
    1998          1.60                     --         10,000                                 10,000          6/16/03
                             -----------------   ------------    --------------     ----------------
                                    3,014,464        210,000         (334,225)            2,890,239
                             =================   ============    ==============     ================

         STOCK OPTION PLAN - In 1997, the Company instituted a stock option plan (the "Plan") covering eligible directors and employees, as defined in the Plan. The Company may issue up to 3,020,988 shares of Common Stock under the Plan, of which options to acquire 228,639 shares of Common Stock remained available for grant at December 31, 1999. Such maximum includes options issued to certain officers, directors and key employees at the discretion of the Board prior to the adoption of the Plan. Under the Plan, the exercise price of each option equals the market price of Benz's Common Stock on the date of grant.

Options become exercisable immediately and expire within a period determined at grant, not to exceed ten years.

         At the February 19, 1999 meeting of the Board of Directors, 2,102,319 options held by certain employees, officers and directors of the Company were cancelled. The Board reissued 2,112,349 options to these certain employees, officers and directors at an exercise price of Cdn. $0.50 per share. In addition, 300,000 options held by a former officer of the Company were cancelled and 500,000 options were reissued at an exercise price of Cdn. $0.53 per share as per his termination agreement. See Note 21, "Commitments and Contingencies" for a discussion of the termination agreement.

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


                                                   Year Ended              Year Ended
                                               December 31, 1999       December 31, 1998
                                               -------------------    ---------------------
Risk Free Interest Rate                              4.59%                   4.59%
Life of the Options                                3.9 years                2 years
Expected Dividend Yield                                0%                      0%
Expected Volatility                                   138%                    138%

Weighted Average Fair Value of Options
   Granted                                           $0.05                   $0.14


         Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:


                                               Year Ended                  Year Ended
                                           December 31, 1999           December 31, 1998
                                       ----------------------    ------------------------
Net Loss                                $        (13,275,730)       $        (12,550,062)
Net Loss Per Basic Share                               (0.34)                      (0.39)


                                                                         December 31,
                                               December 31, 1999             1998
                                               ------------------    ---------------------
Weighted Average Option Price Per Share
(Cdn.$):
  Granted                                           $0.50                  $1.71
  Exercised                                          --                     0.27
  Cancelled                                         2.20                    2.01
  Outstanding at End of Period                       .81                    2.39
  Exercisable at End of Period                       .81                    2.39

Weighted Average Remaining Life of
Options Outstanding                                23 months              36 months


NOTE 17. RETIREMENT PLAN

         The Company sponsors a 401(k) Profit Sharing Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. This plan covers all eligible employees of the Company. The Company matches $.50 for each $1.00 of employee deferral, subject to limitations imposed by the Internal Revenue Service. Company contributions to the 401(k) Plan during the years ended December 31, 1999 and 1998 totaled $53,466 and $75,416, respectively.


NOTE 18.        RELATED PARTY TRANSACTIONS

         The Company executed a secured short-term interest-bearing note with Starbucks Trust ("Starbucks"), a trust controlled by the wife of the Chairman & CEO, in the amount of up to $2.5 million in 1998. The Chairman & CEO disclaims beneficial ownership or control of the trust. Starbucks invested the funds with brokerage accounts that used a portion of the funds to purchase the Company's stock. Interest accrues at a rate of 9% per annum on outstanding advances. All outstanding advances and accrued interest were due on December 31, 1998. Due to a standstill agreement described below, at December 31, 1999 advances totaling $2.9 million plus accrued interest remained outstanding.

         In July 1998, the Company entered into a purchase and sale agreement with Starbucks to acquire all of Starbucks' interest in certain oil and gas leases and properties, along with other associated assets. The purchase price was $2,332,537 in cash and 600,000 common shares of the Company valued at $696,661, such price subject to post-closing adjustments. Starbucks has guaranteed that the assets acquired, on January 1, 2000 or such earlier date as Starbucks may request, will have a value of not less than $3,032,537, such valuation defined in the agreement. In the event the valuation is less than the amount guaranteed, Starbucks is required to pay the difference to the Company. During 1998, the Company paid approximately $1.1 million of the principal amount due to Starbucks plus accrued interest. At December 31, 1999 and 1998, $1.2 million remained outstanding and is currently subject to a standstill agreement described below. The Company is accruing interest on the unpaid balance due Starbucks at a rate of 9% per annum. The Starbucks transaction was reviewed and approved by a committee of outside directors and received approval from the Vancouver Stock Exchange. As of March 2000, the valuation of the properties purchased has not been evaluated to determine if payment under the guarantee, if any, is required. Such payment would be subject to the standstill agreement.

         During 1998, the Company sold certain shares of Stanford Energy stock for proceeds of Cdn. $1,183,735 and transferred such proceeds to Slattery Trust, a trust controlled by Prentis B. Tomlinson. In addition, the Company transferred certain shares of Stanford Energy stock to the account of Slattery Trust. Such stock was subsequently sold. Proceeds from the above transactions were used by Slattery Trust to purchase Benz Energy Ltd. common stock on the open market on behalf of the Company. The 600,000 of Benz Energy common stock purchased was then transferred to Starbucks Trust in satisfaction of the terms of the Starbucks acquisition discussed above.

         In April 1998, the Company agreed to acquire certain petroleum interests and assume certain liabilities from Calibre, a private limited liability company owned by certain directors and officers of the Company, and to acquire certain petroleum interests owned by certain directors and officers of the Company. The Company paid $261,000 in cash, forgave $1,450,000 of Calibre accounts payable to the Company, assumed $450,000 in debt, issued promissory notes totaling $2,000,000 and issued 1,927,426 shares of the Company at an ascribed price of Cdn. $2.80 per share in 1999. The promissory notes bear interest at 10% per annum and were due, with accrued interest, half on April 1, 1998 and the balance on September 1, 1998. Payments of $215,000 were made during 1998. During 1999, payments due under the promissory note of $100,000 plus interest were made to individuals who were not subject to the standstill agreement discussed below. At December 31, 1999, $1,685,000 principal amount remained outstanding plus accrued interest. This amount includes $1,485,000 and $200,000, due respectively to Prentis B. Tomlinson Jr. and Starbucks Trust, all of which is subject to a standstill agreement described below. In addition, Mr. Tomlinson has agreed to allow amounts owed to him under such promissory notes to be offset against the Starbucks note receivable described above. The Calibre transaction was reviewed and approved by a committee of outside directors and received approval from the Vancouver Stock Exchange.

         In December 1998, as part of certain transactions by and between the Company and Shell Capital, Inc., the Company was required to deliver an agreement whereby Starbucks and Mr. Tomlinson each agreed to a deferment of payments of any amounts owing to them from Benz, Texstar or any affiliate (the "Benz Entities") until the termination date as defined in the Shell financing arrangement. The parties agreed further not to pursue collection of any such amounts from Benz Entities during such deferment period. Mr. Tomlinson and Starbucks entered into such agreement in consideration of a mutual deferment by the Benz Entities to collect or risk payments of amounts owed to them by Tomlinson, Starbucks, Texstar Holdings, L.L.C. and Security Oil, L.L.C. Such standstill agreement was continued as part of the Aquila financing in August 1999.

         The Company participates in various oil and gas activities with related parties. All transactions related to such activities are in the normal course of business. As of December 31, 1999 and 1998, balances with related parties were as follows:


                                                December 31, 1999             December 31, 1998
                                              ----------------------        ----------------------
Joint Interest Billing Receivable             $             366,670         $         898,459  (1)
Other Receivables                                           160,300                   145,000


(1) Includes amount involved in litigation. See Note 21, "Commitments and Contingencies".


         During the years ended December 31, 1999 and 1998, the Company was charged $41,600 and $40,445, respectively for management, professional and office services provided by companies under significant influence of former directors of the Company.

NOTE 19. EARNINGS PER SHARE

         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:


                                         December 31, 1999      December 31, 1998
                                        --------------------    ------------------
Warrants                                          6,212,826             4,389,175
Options                                           2,792,349             2,890,239
                                        --------------------    ------------------
  Total Shares                                    9,005,175             7,279,414
                                        ====================    ==================


NOTE 20. GOING CONCERN ISSUE

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has minimal cash reserves and working capital surplus to fund its operations. A semi-annual interest payment on the Company's convertible debentures is due on September 30, 2000 totaling approximately $937,500. In the event such payment is not made, the Company would be in default under the trust debenture as well as other debt covenants. Such debt may ultimately be called. The Company may not be able to meet such demands.

         In January 2000, the Company announced that is was considering various strategic options that could include a sale or merger of the Company or other substantial re-capitalization. The Company is in discussions with third parties regarding these options, but can give no assurance as to the successful completion of such discussions. The Company is also exploring various options to meet the semi-annual interest payment due September 30, 2000, but can give no assurance that such efforts will be successful.


NOTE 21. COMMITMENTS AND CONTINGENCIES

         LITIGATION - The Company is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

         The Company settled the lawsuit filed against STB Energy Inc, Hilton Petroleum, Inc., Trimark Resources, Inc., Westport Petroleum, Inc. and Bradley
M. Colby for full recovery of the amounts claimed owing plus statutory interest per the applicable operating agreements plus legal fees.

         The Company settled the lawsuit filed against Rainbow Oil and Gas, Inc. for mutual releases.

         ENVIRONMENTAL - Benz, as owner and operator of oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under and oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata. Benz maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

         The Company is not aware of any environmental claims existing as of December 31, 1999, that would have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's properties.

         EMPLOYMENT AGREEMENT - On December 16, 1998, the Company entered into an agreement with EnCap, the largest secured creditor of the Company, that should Prentis Tomlinson's employment be terminated, except for cause, following certain events, then EnCap will make a loan to the Company for the cash payment to Mr. Tomlinson of $1.0 million within 30 days of severance, enter into a consulting agreement with a three year term providing for payments of $185,000 per annum, and grant Mr. Tomlinson an overriding royalty interest in certain properties. These payments are obligations of the Company and EnCap has agreed to provide financing to fund such payment obligation. All parties terminated this agreement in 1999.

         In November 1999, the Company's employment contract with Robert Herlin expired. In January 2000, terms for a new agreement with Mr. Herlin were discussed. In consideration for election to the additional positions of President and CEO of the Company, Mr. Herlin's salary, which was reduced to $8,750 per month during 1999, was increased to $12,500 per month beginning January 2000. In addition, Mr. Herlin will receive a bonus of $50,000 upon closing of a merger, sale or other dissolution of the Company. That bonus will increase to $75,000 if such transaction occurs within six months of the agreement. It was also agreed that Mr. Herlin would participate in any employee severance agreement. Such employment agreement is subject to final approval by Mr. Herlin and the Company's Board of Directors.

         TERMINATION AGREEMENT - The Company terminated a key officer's employment without cause and requested such officer to resign all of his positions with the Company except his position as a Director of the Company. As defined in his employment contract with the Company, such officer was entitled to certain liquidated damages, and not as a penalty, in the amount of $1,150,000 payable as follows:

     - Payments of $10,000 per month for 12 months commencing February 15, 1999;
     -     Payment of $400,000 on January 15, 2000;
     -     Payment of $200,000 on July 15, 2000; and
     - Payment of the balance due under his agreement, as adjusted, on January 15, 2001.

         In addition, the officer was granted new stock options in lieu of the 300,000 shares granted December 18, 1997. The new stock option agreement dated February 15, 1999 is for 500,000 shares of Common Shares. The remaining agreed liquidated damages due on January 25, 2001 shall be reduced by the difference between the option price under the new option agreement for 500,000 shares of Common Shares and the 500,000 option shares as of the date the payment of the balance of the agreed liquidated damages. Applicable federal, state and local withholding taxes shall reduce all cash payments payable to the officer. As a Director to the Company, he will be provided the same Director's Liability Insurance provided to other Directors. The Company also agreed that at its sole cost and expense to continue current health insurance coverage as required by applicable law until January 5, 2000; however, he notified the Company that he would forfeit such coverage as of April 15, 1999 and resigned as a director of the Company. Subsequent to the end of 1999, the Company and former Officer agreed to defer further payments until July 2000.

         LEASE COMMITMENTS - The Company has entered into a certain noncancelable operating lease agreement for office space in Houston, Texas. The lease term expires on January 31, 2003. The lease terms are subject to certain operating expense escalations.

         Rent expense recorded in the statement of operations is $419,463 and $381,084 for the years ended December 31, 1999 and 1998, respectively.

         On November 30, 1999, Texstar Petroleum, Inc. and Global Energy, Inc. entered into a sublease agreement wherein Texstar agreed to sublease to Global approximately 8,797 square feet of net rentable area.

         Future minimum lease and sublease payments under the lease agreements for each of the years ended December 31 are as follows:


                            Lease                 Sublease
                      -------------------    -------------------
2000                  $          396,187      $          95,881
2001                             396,187                149,553
2002                             396,187                158,346
2003                              33,016                 13,195
                      -------------------    -------------------
                      $        1,221,577      $         416,975
                      ===================        ===============


NOTE 22. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES

         A summary of non-cash investing and financing activities is presented below:

         In December 1999, the Company sold a portion of its exploratory program to Harken Energy Corporation ("Harken") for a purchase price of $12 million payable in the form of $12 million principal amount of 5% convertible subordinated notes of Harken.

         In August 1999, the Company entered into a credit agreement with certain vendors. Approximately $10.2 million in past due amounts were refinanced on a long-term basis.

         In July 1999, the company exchanged $15,145,000 principal amount of 9% convertible debentures for 159,005 shares of class A, series II preferred stock. In addition, the company issued 34,596 shares of Class A, Series II convertible preferred stock and warrants to purchase 3,974,923 shares of common stock in connection with the retirement of 95.45% of the Old Ocean loan and the re-conveyance of the related net profits interest. The balance of the Old Ocean financing and re-conveyance was settled through a cash payment. Also in connection with the exchange offer, the Company issued 2,984,530 common shares as payment of $705,802 in agent and finance fees.

         Also in July, $300,000 principal amount of debentures was converted in to 598,982 common shares.

         During 1999, the Company issued 8,345,226 common shares as payment of $1,961,851 in interest and dividends due on a portion of the convertible debentures and the preferred stock Series I and II.

         In December 1998, the Company acquired all of Mobil's right, title and interest in the deep rights below the existing production in the Old Ocean Unit with $2.0 million in proceeds from the issuance of promissory notes to certain investors.

         In October 1998, $250,000 principal amount of debentures was converted into 238,570 common shares.

         In July 1998, the Company acquired certain proved and unproved non-producing oil and gas properties from Starbucks Trust for cash and 600,000 shares of Benz common stock valued at $696,661.

         In May 1998, the Company entered into a property swap agreement with Southern Gas.

         In April 1998, the Company acquired certain petroleum interest from Calibre for cash, the assumption of liabilities, the forgiveness of advances, the issuance of promissory notes and the issuance of 1,927,400 shares of Benz common stock valued at approximately $2,296,000.

         In January 1998, the Company acquired certain oil and gas interests from Lasco for a note payable that was subsequently converted to 2,542,372 shares of Benz common stock valued at $3.0 million and 9,488,140 shares of redeemable preferred stock, as adjusted for reduction in purchase price, valued at $1 per share. In addition, the Company paid interest on the Lasco Acquisition note and dividends on the preferred shares into which the note was converted with common shares of the company valued at $782,500.

Supplemental Disclosure of Cash Flow Information

                                                 For the Year Ended       For the Year Ended
                                                 December 31, 1999         December 31, 1998
                                                ---------------------    ----------------------
Cash paid during the period for:
   Interest                                       $        6,583,074      $          2,316,257
   Income and other taxes, net of refunds                         --                        --


NOTE 23. FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The Harken 5% convertible notes due May 26, 2003 were valued at face value as the transaction occurred at December 30, 1999. The fair value of the Company's credit agreement with Aquila and the note payable under the debt restructuring agreement are valued based on principal amount due as the amounts are fully secured by mortgages on the properties of the Company. The convertible debentures approximate fair value based on the fact that holders elected to maintain the current terms when offered the ability to exchange the debentures for convertible preferred shares.

NOTE 24. SUBSEQUENT EVENTS

The following events took place subsequent to December 31, 1999:

         -        In January 2000, the company paid approximately $1.7 million to vendors under the debt restructuring agreement.
         -        In January 2000, the company and a former officer agreed to suspend payments under the former officer's termination agreement until July 2000.
         - Drilling commenced on the PEOC well in Mississippi with a proposed total depth of 16,850 feet.
         - In February 2000, the company sold all office furniture, equipment and personal property to WIN-Houston Limited Partnership and signed an agreement to lease back such furniture, equipment and personal property for one year for approximately $487 per month.
         - In March 2000, the holder of 450 shares of preferred stock, Series II converted his shares to our common stock.
         -        On March 29, 2000, Harken Energy Corporation prepaid
                  $246,667 in interest due on May 26, 2000 pursuant to two promissory notes dated December 30, 1999. In addition, Harken repurchased $1,125,000 of the promissory notes for $375,000 in cash. The proceeds were used to pay a portion of the Company's March 31, 2000 interest payment obligation on the convertible debentures.
         - On March 31, 2000, holders of our preferred stock, Series II had their conversion price reduced from Cdn.$0.35 to Cdn.$0.119, the average closing price for the proceeding 20 trading days.

NOTE 25. CUSTOMER INFORMATION

         MAJOR PURCHASERS - During the year ended December 31, 1999, Aquila Energy Marketing and Coral Energy L.P. accounted for approximately 38% and 34%, respectively, of the Company's total oil and gas revenue. During the year ended December 31, 1998, H&N Gas Ltd. and Tejas Gas Marketing Co. accounted for approximately 51% and 24%, respectively, of the Company's total oil and gas revenue. No other purchasers accounted for more than 10% of the Company's total oil and gas revenue in the periods indicated above. The Company does not believe the loss of any existing purchaser would have a material adverse effect on the Company.

         CONCENTRATION OF CREDIT RISK - The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. Benz has not experienced significant credit losses on such sales.

NOTE 26. SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

         The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69.

         AMORTIZATION RATE - All of the Company's oil and gas properties are located in the United States. The amortization rate per Mcfe was as follows for the periods indicated:

         Year ended December 31, 1999                                           $1.39
         Year ended December 31, 1998                                           $1.26

         Amortization per Mcfe reflects depreciation, depletion and amortization of only capitalized costs of proved oil and gas properties.

         COSTS NOT BEING AMORTIZED - The following table sets forth a summary of oil and gas property costs not being amortized at dates indicated:

                                                   December 31, 1999        December 31, 1998
                                                  --------------------    ----------------------
      Property acquisition costs                    $      20,341,842       $        29,239,755
      Exploration and development                              92,108                 4,509,014
                                                  --------------------    ----------------------
      Total                                         $      20,433,950       $        33,748,769
                                                  ====================    ======================

         Oil and natural gas properties not subject to amortization consist of the cost of unproved leaseholds, and exploratory and developmental wells in progress. These costs are reviewed periodically by management for reclassification to the amortization property base due to success of drilling or impairment. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production and available funds for exploration and development. The Company anticipates drilling three wells in 2000 and has a reversionary interest in certain prospects sold to Harken Energy. At December 31, 1999, costs related to these properties were not subject to amortization.

         CAPITALIZED COSTS INCURRED - The following table sets forth the capitalized costs incurred in oil and gas producing activities for the periods indicated:

                                                          Year                      Year
                                                   Ended December 31,              Ended
                                                          1999                December 31, 1998
                                                  ---------------------     ---------------------
      Acquisition of proved properties              $       1,377,185       $        18,801,669
      Acquisition of unproved properties                    7,321,220                20,312,972
      Exploration costs                                     4,436,174                10,875,957
      Development costs                                     2,229,995                 5,668,168
      Capitalized interest                                  3,814,154                 1,855,306
      Property sales                                      (18,701,635)               (1,059,083)
                                                  ---------------------     ---------------------

        Total                                       $         477,093       $        56,454,989
                                                  =====================     =====================

         CAPITALIZED COSTS - The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

                                                             December 31, 1999        December 31, 1998
                                                           ----------------------    --------------------
      Proved properties                                      $       62,201,144      $       48,409,232
      Unproved properties                                            20,433,950              33,748,769
                                                           ----------------------    --------------------
                                                                     82,635,094              82,158,001
      Less: Accumulated DD&A                                         (9,107,788)             (3,840,604)
                                                           ----------------------    --------------------
      Total                                                  $       73,527,306      $       78,317,397
                                                           ======================    ====================

         Oil and Gas Reserve Information - Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). The Company's estimates of proved reserve quantities are subject to review by R. A. Lenser and Associates, independent petroleum engineers.

         There are numerous uncertainties inherent in estimating quantities of proved reserves and projection future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.


                                                                   Crude Oil,
                                                                 Condensate and
                                                              Natural Gas Liquids         Natural Gas
                                                                   (barrels)                 (Mcf)
                                                              ---------------------    ------------------
Total proved reserves:
Balance December 31, 1997                                                 258,047             7,613,678
   Extensions, discoveries and other additions                            364,761            26,191,550
   Purchases of minerals in place                                         207,281             6,645,322
   Revisions of previous estimates                                       (205,074)           (2,036,000)
   Production                                                             (40,662)           (2,009,550)
                                                              ---------------------    ------------------
Balance December 31, 1998                                                 584,353            36,405,000
   Extensions, discoveries and other additions                              9,002             5,164,000
   Purchases of minerals in place                                           3,887               171,000
   Sales of minerals in place                                            (194,489)           (1,446,000)
   Revisions of previous estimates                                         60,015             1,319,865
   Production                                                             (67,521)           (3,353,865)
                                                              ---------------------    ------------------
Balance December 31, 1999                                                 395,247            38,260,000
                                                              =====================    ==================

Proved developed reserves:
   December 31, 1998                                                       409,790            20,209,000
   December 31, 1999                                                       364,634            23,264,000

         Future Net Cash Flows - Future cash inflows are based on year-end prices except in those instances where the sale of natural gas or oil is covered by physical or derivative contract terms providing for higher or lower amounts. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

         The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and that relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

                                                                       December 31, 1999          December 31, 1998
                                                                     -----------------------    ----------------------
Future cash inflows                                                  $          99,468,400      $         83,053,800
Future production costs                                                        (17,183,400)              (13,885,600)
Future development costs                                                        (4,461,600)               (5,846,000)
Future income tax expense                                                      (26,460,000)              (21,529,500)
                                                                     -----------------------    ----------------------
   Future net cash flows                                                        51,363,400                41,792,700
10% annual discount for estimated timing of cash flows                         (15,096,800)              (11,648,800)
                                                                     -----------------------    ----------------------
   Standardized measure of discounted future net cash flows
   relating to proved oil and gas reserves (1)                       $          36,266,600      $         30,143,900
                                                                     =======================    ======================


(1) Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $55.7 million and $45.6 million December 31, 1999 and December 31, 1998, respectively.


      The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                             Year                       Year
                                                             Ended                      Ended
                                                       December 31, 1999          December 31, 1998
                                                     ----------------------     ----------------------
Beginning of Period                                  $         30,143,900       $          7,907,800
                                                     ----------------------     ----------------------
Increase (decrease) due to:
   Sales, net of production costs                              (7,130,400)                (3,984,700)
   Net change in prices and production costs                    6,880,200                   (605,200)
   Extensions, discoveries and improved
     recovery, net of related costs                             7,861,800                 34,438,200
   Net change in estimated future development
     costs                                                       (853,000)                    91,000
   Revision of previous quantity estimates                      2,213,900                 (4,055,800)
   Purchases/sales                                               (514,800)                 5,801,600
   Accretion of discount                                        4,567,300                  1,198,100
   Change in income taxes                                      (3,154,100)               (11,455,000)
   Other                                                       (3,748,200)                   807,900
                                                     ----------------------     ----------------------
Net increase (decrease)                                         6,122,700                 22,236,100
                                                     ----------------------     ----------------------
End of Period                                        $         36,266,600       $         30,143,900
                                                     ======================     ======================

         IMPACT OF PRICING - The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Fluctuations are largely due to supply and demand perceptions for natural gas and volatility in oil prices.

         Under SEC rules, companies that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires future production to be priced at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time.

                               INDEX TO EXHIBITS

Exhibit No.
-----------
    2.1    Share Purchase Agreement Between Slattery Trust, Ruston Trust, Houston Trust, Starbucks Trust,
           Todd Grabois, Robert Novak and Benz Equities Ltd.

    3.1    Certificate of Incorporation.

    3.2    By-Laws.

    4.1    Amended and Restated Certificate of  Designations, Preferences, Rights and Limitations of
           Class A Preferred Stock of Benz Energy Inc. (incorporated by reference to Exhibit 3.3 to
           Registrant's Registration Statement on Amendment No. 2 to Form SB-2/A, Registration No.
           333-83651, filed September 29, 1999).

    4.2    Certificate of Designations, Preferences, Rights and Limitations of Class A, Series II
           Convertible Preferred Stock of Benz Energy Inc.  (incorporated by reference to Exhibit 3.4 to
           Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No.
           333-83651, filed September 10, 1999).

    4.3    Trust Indentures between Benz Energy Ltd. and Montreal Trust Company of Canada, Trustee, dated as of March 25, 1998  (incorporated by reference to Exhibit 3.5 to Registrant's Registration
           Statement on Amendment No. 2 to Form SB-2/A, Registration No. 333-83651, filed September 29,
           1999).

    4.4    Second Supplemental Trust Indenture between Benz Energy Ltd. and Montreal Trust Company of
           Canada dated as of April 20, 1999  (incorporated by reference to Exhibit 3.6 to Registrant's
           Registration Statement on Amendment No. 2 to Form SB-2/A, Registration No. 333-83651, filed
           September 29, 1999).

    4.5    Note Indenture between Benz Energy Ltd. and Montreal Trust Company of Canada, Trustee, dated as of April 8, 1998 (incorporated by reference to Exhibit 3.7 to Registrant's Registration
           Statement on Amendment No. 2 to Form SB-2/A, Registration No. 333-83651, filed September 29,
           1999).

    4.6    First Supplemental Note Indenture between Benz Energy Ltd. and Montreal Trust Company of
           Canada, Trustee, dated os of April 20, 1999  (incorporated by reference to Exhibit 3.8 to
           Registrant's Registration Statement on Amendment No. 2 to Form SB-2/A, Registration No.
           333-83651, filed September 29, 1999).

   10.1    The Stock Option Plan  (incorporated by reference to Exhibit 10.1 to Registrant's Registration
           Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.2    Employment Agreement with Prentis B. Tomlinson, Jr. dated December 15, 1998  (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, Registration
           No. 333-83651, filed July 23, 1999).

   10.3    Termination Agreement with Ernest J. LaFlure dated February 11, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, Registration
           No. 333-83651, filed July 23, 1999).

   10.4    Purchase and Sale Agreement between Texstar Petroleum, Inc. and Shell Capital Inc. dated
           December 23, 1998  (incorporated by reference to Exhibit 10.4 to Registrant's Registration
           Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.5    Third Amendment to Letter Loan Agreement between Texstar Petroleum, Inc. and Bank One, Texas,
           N.A. dated November 4, 1998  (incorporated by reference to Exhibit 10.8 to Registrant's
           Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).


   10.6    Fourth Amendment to Letter Loan Agreement between Texstar Petroleum, Inc. and Bank One, Texas,
           N.A. dated December 16, 1998  (incorporated by reference to Exhibit 10.9 to Registrant's
           Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.7    Participation Agreement between Bank One, Texas, N.A., BOCP Energy Partners, L.P. and Texstar
           Petroleum, Inc. dated November 4, 1998  (incorporated by reference to Exhibit 10.10 to
           Registrant's Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23,
           1999).

   10.8    Letter Agreement between Texstar Petroleum, Inc. and BOCP Energy Partners, L.P. dated November
           4, 1998  (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on
           Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.9    First Amendment to Participation Agreement between Bank One, Texas, N.A., BOCP Energy
           Partners, L.P. and Texstar Petroleum, Inc. dated December 16, 1998  (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form SB-2, Registration No.
           333-83651, filed July 23, 1999).

   10.10   Assignment of Oil, Gas and Mineral Leases and Bill of Sale from Texstar Petroleum, Inc. to
           Faulconer Resources 1999 Limited Partnership  (incorporated by reference to Exhibit 10.13 to
           Registrant's Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23,
           1999).

   10.11   Letter Loan Agreement between Texstar Petroleum, Inc. and lenders dated December 31, 1998
           (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form
           SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.12   Letter Agreement between Benz Energy Ltd. and Mobil Exploration and Production U.S. Inc.
           regarding the Assignment of Contract Rights and Term Assignment of Oil and Gas Lease, Old
           Ocean Area, Brazoria and Matagorda Counties, Texas  (incorporated by reference to Exhibit
           10.15 to Registrant's Registration Statement on Form SB-2, Registration No. 333-83651, filed
           July 23, 1999).

   10.13   Purchase Agreement between Texstar Petroleum, Inc. and Southern Gas Co. of Delaware, Inc.
           dated May 19, 1998  (incorporated by reference to Exhibit 10.16 to Registrant's Registration
           Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.14   Purchase and Sale Agreement between Starbucks Trust, Benz Energy Ltd. and Texstar Petroleum,
           Inc. dated June 30, 1998  (incorporated by reference to Exhibit 10.17 to Registrant's
           Registration Statement on Form SB-2, Registration No. 333-83651, filed July 23, 1999).

   10.15   Letter Agreement between Texstar Petroleum, Inc., Benz Energy Ltd., Calibre Energy, L.L.C.,
           BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P., Lasco Energy Partners, L.P.
           and EnCap Investments L.C. dated December 16, 1998  (incorporated by reference to Exhibit
           10.18 to Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration
           No. 333-83651, filed September 10, 1999).

   10.16   Standstill Agreement among Benz Energy Ltd., Texstar Petroleum, Inc., Prentis B. Tomlinson,
           Jr., Starbucks Trust, Texstar Holdings, L.L.C. and Security Oil, L.L.C. dated November 17,
           1998  (incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on
           Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10, 1999).

   10.17   Office Lease Agreement with Amendments  (incorporated by reference to Exhibit 10.26 to
           Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No.
           333-83651, filed September 10, 1999).

   10.18   Offer to Exchange Class A, Series II Convertible Preferred Stock for any and all 9%
           Convertible Debentures, Series I due March 31, 2003 dated June 15, 1999  (incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Amendment No. 1 to Form
           SB-2/A, Registration No. 333-83651, filed September 10, 1999).


   10.19   Letter Agreement between Benz Energy Ltd. and Mobil Exploration and Production U.S. Inc. dated
           November 10, 1998  (incorporated by reference to Exhibit 10.29 to Registrant's Registration
           Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10,
           1999).

   10.20   Purchase and Sale Agreement between Lasco Energy Partners, L.P. and Benz Energy Ltd. dated
           January 23, 1998  (incorporated by reference to Exhibit 10.30 to Registrant's Registration
           Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10,
           1999).

   10.21   December 1998 Agreement in Respect of Purchase and Sale Agreement between Lasco Energy
           Partners, L.P., Texstar Petroleum, Inc. and Benz Energy Ltd.  (incorporated by reference to
           Exhibit 10.31 to Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A,
           Registration No. 333-83651, filed September 10, 1999).

   10.22   Purchase and Sale Agreement among Slattery Trust, Starbucks Trust , Todd Grabois, Robert
           Novak, Prentis B. Tomlinson, Jr., Calibre Oil & Gas, Inc., Calibre Energy, L.L.C. and Benz
           Energy Ltd. dated April 22, 1998  (incorporated by reference to Exhibit 10.32 to Registrant's
           Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed
           September 10, 1999).

   10.23   Purchase and Sale Agreement between Texstar Petroleum, Inc., Benz Energy Inc. and Prime
           Natural Resources, Inc. dated August 25, 1999  (incorporated by reference to Exhibit 10.33 to
           Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No.
           333-83651, filed September 10, 1999).

   10.24   Letter Agreement between TransTexas Gas Corporation and Texstar Petroleum, Inc. dated December
           15, 1998  (incorporated by reference to Exhibit 10.34 to Registrant's Registration Statement
           on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10, 1999).

   10.25   Debt Restructure Agreement  (incorporated by reference to Exhibit 10.35 to Registrant's
           Registration Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed
           September 10, 1999).

   10.26   Purchase and Sale Agreement between Benz Energy Inc., EnCap 1996 Limited Partnership and
           Energy Capital Investment Company PLC dated August 19, 1999  (incorporated by reference to
           Exhibit 10.36 to Registrant's Registration Statement on Amendment No. 1 to Form SB-2/A,
           Registration No. 333-83651, filed September 10, 1999).

   10.27   Credit Agreement between Texstar Petroleum, Inc. and Aquila Energy Capital Corporation dated
           August 19, 1999  (incorporated by reference to Exhibit 10.37 to Registrant's Registration
           Statement on Amendment No. 1 to Form SB-2/A, Registration No. 333-83651, filed September 10,
           1999).

   10.28   Purchase and Sale Agreement by and among Benz Energy Inc. and Harken Energy Corp. dated
           December 30, 1999 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on
           Form 8-K, dated January 14, 2000, SEC File No. 000-27325).

   21.1    Schedule of Subsidiaries

 * 23.1    Consent of R.A. Lenser and Associates, Inc.

 * 24.1    Power of Attorney (included herin at page II-4)

 * 27.1    Financial Data Schedule

    *      Filed herewith.
