Form 10QSB
period 2000-03-31
BENZ ENERGY LTD /CAN/
filed 2000-05-15
CIK 1067064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number 333-83651
                       ---------

                                BENZ ENERGY INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                         76-0577348
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1000 Louisiana Street, 15th Floor
Houston, Texas                                                      77002
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code             (713) 739-0351


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
    -----        -----


Number of shares of Benz Energy Inc. common stock,
   $.01 par value, outstanding as of March 31, 2000                   62,113,409

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                BENZ ENERGY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 2000             1999
                                                                             ------------     ------------
REVENUES
   Oil and gas sales                                                         $  2,188,063     $  1,370,957

EXPENSES
   Depreciation, depletion and amortization                                     1,270,667        1,163,845
   Operating costs                                                                254,171          168,168
   General and administrative                                                     595,486          933,965
   Interest expense                                                             1,882,992        1,563,223
                                                                             ------------     ------------
                                                                                4,003,316        3,829,201
                                                                             ------------     ------------
LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR
   INCOME TAXES                                                                (1,815,253)      (2,458,244)

Interest income                                                                   237,259           88,219
Loss on sale of investments and other assets                                   (1,104,173)         (58,553)
                                                                             ------------     ------------
   Total Other Income (Expense)                                                  (866,914)          29,666
                                                                             ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                         (2,682,167)      (2,428,578)
Provision for income taxes                                                             --               --
                                                                             ------------     ------------

NET LOSS BEFORE PREFERRED DIVIDEND                                             (2,682,167)      (2,428,578)
Cumulative preferred stock dividends                                             (820,865)        (237,204)
                                                                             ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                   $ (3,503,032)    $ (2,665,782)
                                                                             ============     ============

BASIC AND DILUTED LOSS PER SHARE ON COMMON STOCK                             $      (0.07)    $      (0.08)
                                                                             ============     ============

WEIGHTED AVERAGE COMMON SHARES USED TO COMPUTE:
   Basic Loss per Share                                                        51,156,886       33,727,724
   Diluted Loss per Share                                                      51,156,886       33,727,724


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                         For the Three Months Ended
                                                                 March 31,
                                                      --------------------------------
                                                           2000               1999
                                                      ------------       -------------
Net loss                                              $ (2,682,167)      $ (2,428,578)

Other comprehensive income, net of tax:
    Foreign currency translation adjustment                (26,108)            56,526
    Unrealized gains on marketable securities                   --             12,748
                                                      ------------       -------------

Comprehensive loss                                    $ (2,708,275)      $ (2,359,304)
                                                      ============       ============










        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                    ---------------------------------
                                                                                         2000               1999
                                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $  (2,682,167)      $  (2,428,578)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation, depletion and amortization                                         1,270,667           1,163,845
       Amortization of deferred loan costs                                                289,985             659,858
   Loss on sale of  investments                                                           750,000              58,553
   Reserve for bad debt                                                                        --              68,328
   Write-off of investment in Calibre Ecuador                                             144,970                  --
   Loss on sale-leaseback of FF&E                                                         209,203                  --
   Changes in operating assets and liabilities:
     Decrease in receivables                                                            3,296,910             353,757
     (Increase) decrease in prepaid expenses                                              (84,923)            168,133
     Increase in amounts due from related parties                                          (2,655)            (21,363)
     Decrease in other assets                                                              97,902             425,000
     Decrease in accounts payable and accrued expenses                                   (837,814)           (601,091)
     Decrease in drilling advances                                                       (421,915)                 --
                                                                                    -------------       -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              2,030,163            (153,558)
                                                                                    -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration and development expenditures                                              (958,570)         (4,225,656)
   Proceeds from sale of stock held for investment                                        375,000             128,091
   Other capital expenditures, net                                                         43,518             (64,196)
   Other, net                                                                                  --              68,596
                                                                                    -------------       -------------
       NET CASH USED IN INVESTING ACTIVITIES                                             (540,052)         (4,093,165)
                                                                                    -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                   432,866           2,699,554
   Payments on long-term debt                                                          (2,904,480)           (381,379)
   Cost of debt and equity transactions                                                    (1,534)           (129,951)
   Cash overdraft position                                                                     --             304,706
   Other                                                                                   22,034             (55,900)
                                                                                    -------------       -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (2,451,114)          2,437,030
                                                                                    -------------       -------------

Effect of change in translation                                                           (19,267)             55,574
                                                                                    -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (980,270)         (1,754,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,126,175           2,319,302
                                                                                    -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   2,145,905       $     565,183
                                                                                    =============       =============


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                      March 31,        December 31,
                                                                                        2000              1999
                                                                                    ------------     --------------
                                    ASSETS                                          (unaudited)         (audited)
CURRENT ASSETS
    Cash and cash equivalents                                                       $  2,145,905     $    3,126,175
    Receivables, net of allowance for doubtful accounts of $180,718,
      respectively                                                                     3,499,807          6,796,722
    Advances to related parties                                                          622,365            622,454
    Prepaid expenses                                                                     310,765            225,843
                                                                                    ------------     --------------
      Total Current Assets                                                             6,578,842         10,771,194
                                                                                    ------------     --------------

OIL AND GAS PROPERTIES, USING FULL COST ACCOUNTING
    Costs being amortized                                                             62,350,205         62,201,144
    Costs not being amortized                                                         21,283,459         20,433,950
                                                                                    ------------     --------------
                                                                                      83,633,664         82,635,094
    Less: Accumulated amortization                                                   (10,330,193)        (9,107,788)
                                                                                    ------------     --------------
      Net Oil and Gas Properties                                                      73,303,471         73,527,306
                                                                                    ------------     --------------

PROPERTY AND EQUIPMENT                                                                   437,703          1,147,315
    Less: Accumulated depreciation                                                      (147,541)          (556,171)
                                                                                    ------------     --------------
      Net Property and Equipment                                                         290,162            591,144
                                                                                    ------------     --------------

Notes receivable                                                                      10,777,768         12,000,000
Debt issuance costs, net of accumulated amortization of $1,837,958 and
    $1,547,973, respectively                                                           3,257,733          3,546,184
Due from related parties                                                                 109,886            113,962
Other assets                                                                             268,450            575,591
                                                                                    ------------     --------------
    Total Other Assets                                                                14,413,837         16,235,737
                                                                                    ------------     --------------

       TOTAL ASSETS                                                                 $ 94,586,312     $  101,125,381
                                                                                    ============     ==============


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                        March 31,       December 31,
                                                                                         2000               1999
                                                                                    -------------      -------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                            (unaudited)         (audited)
CURRENT LIABILITIES
    Accounts payable                                                                $   1,683,485      $   1,821,701
    Revenue payable                                                                     1,329,193          1,628,905
    Accrued interest                                                                    1,058,111          1,525,022
    Accrued preferred dividends                                                           532,652            974,603
    Accrued loss on termination of employee                                               895,957            900,957
    Other accrued expenses                                                              1,139,603          1,409,504
    Drilling advances                                                                     159,224            581,139
    Notes payable                                                                          33,229             37,116
    Current maturities of long-term debt                                                   75,000          1,212,212
                                                                                    -------------      -------------
         Total Current Liabilities                                                      6,906,454         10,091,159
                                                                                    -------------      -------------

LONG-TERM DEBT                                                                         59,405,114         60,515,189

OTHER LONG-TERM LIABILITIES                                                                13,196             13,196

COMMITMENTS AND CONTINGENCIES                                                                  --                 --

REDEEMABLE PREFERRED STOCK, $1 par value; 100,000,000 shares authorized;
    13,888,140 shares issued and outstanding, respectively; redemption value
    of $13,888,140, respectively.                                                      13,538,140         13,518,140

STOCKHOLDERS' EQUITY:
    Preferred Stock, $1 par value; 100,000,000 shares authorized; 239,251 and
       239,701 shares issued and outstanding, respectively; redemption value
       of $23,925,100 and $23,970,100, respectively.                                      239,251            239,701
    Common Stock, $0.01 par value; 300,000,000 shares authorized; 62,113,409
       shares and 47,583,888 shares issued and outstanding, respectively.                 621,134            475,839
    Additional paid-in capital                                                         46,251,020         45,131,014
    Accumulated deficit                                                               (32,251,266)       (28,748,234)
    Cumulative foreign currency translation adjustment                                   (136,731)          (110,623)
                                                                                    -------------      -------------
       Total Stockholders' Equity                                                      14,723,408         16,987,697
                                                                                    -------------      -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  94,586,312      $ 101,125,381
                                                                                    =============      =============


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                               BENZ ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


         These financial statements have been prepared by Benz Energy without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our recent annual report on Form 10K-SB filed on April 14, 2000.

1.  ACQUISITIONS

    In January 1999, we acquired, on behalf of the company and our partner in the Wausau prospect, a gas pipeline in Mississippi for approximately $425,000 to provide access for gas sales. Included in the purchase were a 100% and a 93.75% before a defined pay-out ("BPO") working interest in two producing wells. We do not anticipate these wells reaching the defined pay-out. We own a net 53.8% interest in the pipeline and the Fairchild #1 well and a 50.5% interest in the A. Foote Estate #1 well.

2.  RESTRICTED CASH

    Included in cash and cash equivalents at March 31, 2000 is $970,300 which is restricted to expenditures on certain petroleum interests.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                        March 31, 2000
                                                        --------------
        3-D Workstations                                 $        --
        Furniture and Fixtures                                    --
        Telephone and Computer Equipment                          --
        Leasehold Improvements                               368,654
        Software                                                  --
        Other                                                 69,049
                                                         -----------
                                                             437,703
        Less: Accumulated Depreciation                      (147,541)
                                                         -----------
        Net Property and Equipment                       $   290,162
                                                         ===========

    We recorded the following depreciation expense related to property and equipment in the Consolidated Statement of Operations for the periods indicated:

        Three months ended March 31, 2000           $   48,262
        Three months ended March 31, 1999           $  102,529

    In February 2000, we sold all office furniture, equipment and personal property to WIN-Houston Limited Partnership and signed an agreement to lease back such furniture, equipment and personal property for one year for lease payments of approximately $487 per month. We recorded a loss on the sale-leaseback of approximately $209,203 in our Consolidated Statement of Operations.

4.  INVESTMENT IN EQUITY SECURITIES

    At March 31, 2000 and 1999, marketable investments classified as available for sale were comprised of the following:

                                          March 31,      March 31,
                                            2000           1999
                                          --------      ---------
Common Stocks:
    Market value                          $     --      $  25,969
    Cost                                        --         98,851
                                          --------      ---------

Gross Unrealized Holding Losses           $     --      $ (72,882)
                                          ========      =========


    We realized the following gross losses from the sale of equity securities for the periods indicated:

        Three months ended March 31, 2000           $       --
        Three months ended March 31, 1999           $   58,553

    Benz utilizes the average cost method in computing realized gains and losses which is included in other income (expense) in the accompanying Consolidated Statement of Operations.

5.  NOTE RECEIVABLE

    On December 30, 1999, we sold a farm-out of our exploratory program to Harken Energy Corporation. The sale involved three prospects in Texas, including the Old Ocean project, and six prospects in Mississippi and certain assets related to those prospects. The purchase price for the exploratory assets was $12 million principal amount of 5% convertible subordinated notes of Harken Energy Corporation due May 26, 2003. The notes are convertible at the holder's sole election into Harken Energy common shares based on a conversion price of $6.50 per share. The notes are mandatorily convertible if the market price per share of Harken Energy common share over any consecutive 30 day period is equal to or greater than $8.125 per share. During the year prior to maturity, Harken Energy may redeem the convertible notes for Harken common shares based on its then market price, provided that the redemption must be at a 10% premium if the redemption occurs within six months of maturity. In addition to the convertible notes, Benz retained a reversionary 20% working interest in the prospects, which vests after pay-out of 100% of Harken Energy's drilling costs, land costs, certain administrative costs, purchase price, plus a 10% rate of return.

    On March 30, 2000, we sold $1.125 million of notes back to Harken for $375,000 in cash, resulting in a loss on investment of $750,000 recorded in our Consolidated Statement of Operations.

6.  PARTICIPATION AGREEMENT

    In November 1998, we entered into a participation agreement with Burlington Resources International Inc. ("Burlington") to pursue government contracts to participate in the redevelopment of oil and gas fields in Ecuador. The company and Burlington had participation interests of 25% and 75%, respectively. Burlington did not renew the agreement; however, we retained a 25% interest in any project related to the subject area pursued by Burlington for one year. Such interest lapsed in April 2000 and we elected to write off the investment in March 2000 for a loss of $144,970 in our Consolidated Statement of Operations.

7.  DRILLING ADVANCES

    As of March 31, 2000, we have received drilling advances from joint interest owners in the amount of $159,224. These advances are applied toward the payment of drilling costs anticipated in the near future.

8.  DEBT

                                                    March 31,         December 31,
                                                      2000               1999
                                                  -------------      -------------
        Aquila Financing                          $  27,018,166      $  27,724,544
        EnCap Junior Note                             2,886,821          2,886,821
        Debt Restructuring Agreement                  8,683,127         10,224,036
        Weisser Johnson Note                             75,000             75,000
        Convertible Debentures                       20,817,000         20,817,000
                                                  -------------      -------------
            Total                                    59,480,114         61,727,401
        Current Portion                                  75,000          1,212,212
                                                  -------------      -------------
            Total Long-Term Debt                  $  59,405,114      $  60,515,189
                                                  =============      =============

    During the first quarter of 2000, we repaid approximately $1.7 million towards the Debt Restructuring Agreement with proceeds from the collection of a receivable from an industry partner. In addition, we borrowed approximately $432,900 under the Aquila production financing to fund side-tracking of the PEOC #1 well and stimulation of the BOE 16-14 well. Repayments on the Aquila financing totaled approximately $1.1 million during the three months ended March 31, 2000.

    During the third quarter of 1999, we restructured our debt obligations through the following transactions:

    AQUILA FINANCING - In August 1999, we closed a new long-term production financing facility with Aquila Energy Capital Corporation in the initial amount of $26.8 million. The facility may be extended by up to

$1.5 million based on results of reservoir stimulation in the Fortenberry well. The proceeds were used to retire existing senior secured debt and accrued interest including the Shell production financing, the EnCap Credit Facility and the BOCP Credit Facility. In addition, we have a firm commitment from Aquila for an additional $3.8 million of funding for development drilling at our Oakvale Dome Field.

    The new production financing is secured by our proven oil and gas properties and is repaid through a dedicated portion of the property income. Terms of the financing include a 12% interest rate and assignment of 1/16th of our interest in the proven properties following full repayment of the production financing.

    ENCAP JUNIOR NOTE - In August 1999, we borrowed $2.9 million under a Junior Note with EnCap Energy Capital Fund III, L.P. The note matures March 31, 2001 and accrues interest at a rate of 10% per annum. Proceeds were used to repay existing debt under the EnCap and BOCP credit facilities.

    DEBT RESTRUCTURING AGREEMENT - In August 1999, we reached an agreement with certain vendors and suppliers to convert their past due account payables to a secured 10% note maturing August 23, 2002. The trade group agreeing to the financing plan represented $11.2 million in past due accounts, equal to over 90% of our accounts payable then over $10,000. Under the agreement, Benz paid the group $1.12 million in September 1999 with proceeds from the private placement of $4.0 million in new equity. The note will be retired using a portion of the proceeds from the future sale of certain prospects, collections of amounts owed to Benz from an industry partner and a portion of our income after debt service and capital expenditures. The remaining balance with accrued interest will be paid at maturity. The note is secured by a subordinate lien on certain of our properties.

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

9.  CAPITAL STOCK

    In early January 2000, we issued 3,702,299 common shares as payment of preferred dividends accrued through December 31, 1999. On March 31, 2000, we issued 10,639,368 common shares as payment of the preferred dividend due March 31, 2000 on the preferred stock, series II. In addition, 450 shares of preferred stock, series II was converted to 187,854 common shares in March 2000 at a conversion price of $0.35 per share.

    Effective March 31, 2000 the preferred stock, series II conversion price was reduced to Cdn. $0.12 as required under the terms of the stock and based upon the trailing average price of our common stock for the proceeding 20 trading days.

10. NON-CASH INVESTING AND FINANCING ACTIVITIES

    Supplemental Disclosure of Cash Flow Information

         We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

         In March 2000, 450 shares of preferred stock, series II were converted into 187,854 common shares.

         We paid dividends on our preferred shares, series I and II with 14,341,667 common shares of the company valued at approximately $1.3 million.

         The following table provides additional disclosure of cash payments:

                                               For the Three Months Ended
                                                       March 31,
                                             -----------------------------
                                                 2000              1999
                                             ------------      -----------
Cash paid during the period for:
    Interest                                 $  2,053,801      $ 1,197,296
    Income taxes (net of refunds)                      --               --

11. EARNINGS PER SHARE

    Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                       March 31,
                                             ---------------------------
                                                2000              1999
                                             ---------         ---------
        Warrants                             6,212,826         2,493,903
        Options                              2,469,730         2,890,239
                                             ---------         ---------
            Total shares                     8,682,556         5,384,142
                                             =========         =========

12. GOING CONCERN ISSUE

    The accompanying financial statements have been prepared assuming that we will continue as a going concern. We currently have minimal cash reserves and working capital surplus to fund our operations. A semi-annual interest payment on our convertible debentures is due on September 30, 2000 totaling approximately $937,000. In the event such payment is not made, we would be in default under the trust debentures as well as other debt convenants. Such debt may ultimately be called. The company may not be able to meet such demand and currently does not have sufficient cash or equivalents to meet such demand.

         In January 2000, we announced that we were considering various strategies options that could include a sale or merger of the company or other substantial re-capitalization. We are in discussions with third parties regarding these options, but can give no assurance as to the successful completion of such discussions. We are also exploring various options to meet the semi-annual interest payment due September 30, 2000, but can give no assurance that such efforts will be successful.

13. SUBSEQUENT EVENTS

    In April 2000, an agreement with Prentis B. Tomlinson was signed that included the forgiveness of the $1.7 million note payable, plus accrued interest, due Mr. Tomlinson as a result of the Calibre acquisition in 1998. In January 2000, Mr. Tomlinson resigned his positions as President and Chief Executive Officer of the company while remaining on our board of directors.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Consolidated Financial Statements included herein.

RECENT DEVELOPMENTS

    We are sidetracking a development well in the Oakvale Dome Field in Mississippi. The well reached proposed total depth and, based on log evaluation, we elected to side-track the well to a more attractive location. Consequently, our working interest increased to 87.5% from 51.5% due to the non-consent of an industry partner.

RESULTS OF OPERATIONS

    REVENUE. For the first quarter of 2000, revenue from crude oil and natural gas production increased 60% over the same period in 1999. Natural gas contributed 86% and crude oil contributed 14% of total oil and gas production revenue.

    The following table summarizes volume and price information with respect to our oil and gas production for the quarter ended March 31, 2000 and 1999:

                                                          For the Quarter Ended
                                                                March 31,
                                                   -----------------------------------
                                                                              Increase
                                                    2000          1999       (Decrease)
                                                   ------        -----       ---------
        Gas Volume - MCFGD                          8,961        7,913         1,048

        Average Gas Price - per MCF                 $2.31        $1.70         $0.61

        Oil Volume - BOD                              116          191           (75)

        Average Oil Price - per barrel             $28.52        $9.50        $19.02


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

    GAS SALES. Natural gas sales increased 56%, from $1.2 million for the first quarter of 1999 to approximately $1.9 million for the same period in 2000 due in large part to higher realized average gas prices compared to the prior year period. Our average realized price for sales of natural gas increased from $1.70 per Mcf in the first quarter of 1999 to $2.31 per Mcf for the same period in 2000. Hedging activity during the first quarter of 2000 contributed $0.04 per Mcf to the increase in average realized gas prices. Production increases also positively impacted first quarter 2000 natural gas sales. Our Oakvale Dome properties in Mississippi averaged 6,120 Mcf per day (Mcf/d) for the three months ended March 31, 2000 compared to 5,139 Mcf/d in the comparable 1999 period due primarily to the addition of the Howell and Fortenberry wells in February 1999 and August 1999, respectively. In addition, the BOE 16-12 and BOE 16-14 wells combined to average a net 1,555 Mcf/d in the first quarter of 2000 compared to 427 Mcf/d in the first quarter of 1999. The addition of these new wells after the first quarter of 1999 mitigated the effect of lost production from wells sold in 1999 and resulted in an overall increase in revenue of approximately $175,100. Gas production in the first quarter of 2000 was 26% less than the fourth quarter of 1999 due to early declines in production in the Oakvale Dome field.

     OIL SALES. For the first quarter of 2000, oil sales increased 84% to $301,200, compared to $163,500 for the same period in 1999, due primarily to higher realized average oil prices. Our average realized price for sales of crude oil in the first quarter of 2000 increased by $19.02 per barrel, or 200%, increasing revenue by $200,900 compared to the same period in 1999. Oil production, however, declined from 191 barrels per day in the first quarter of 1999 to 116 barrels per day for the same period in 2000, adversely impacting oil sales revenue by approximately $63,200. Increased production for our Oakvale and Baber properties was more than offset by the loss of production from wells sold in 1999.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Our depreciation, depletion and amortization ("DD&A") expense for the first quarter ended March 31, 2000 totaled $1.3 million compared to $1.2 million in the comparable 1999 period. Full cost DD&A totaled $1.2 million for the first quarter of 2000 compared to $1.1 for the first quarter of 1999. On an equivalent MCF basis, full cost DD&A increased $0.09 per MCFE, from $1.30 per MCFE to $1.39 per MCFE, in the first quarter of 2000 compared to the same period in 1999. DD&A of other assets for the first quarter ended March 31, 2000 totaled $48,300 compared to $102,500 in the comparable 1999 period. We sold furniture, equipment and personal property to a third party in February 2000 and leased back such furniture, equipment and personal property for monthly payments of approximately $487 per month resulting in lower depreciation expense for the first quarter of 2000 compared to the prior year period.

     OPERATING COSTS. Operating costs, including lease operating expense and severance taxes, increased 51% from $168,200 in the first quarter of 1999 to $254,200 for the same period in 2000. For the first quarter of 2000, lease operating expense, excluding severance taxes, totaled $231,850 compared to $138,000 for the comparable period in 1999. On an equivalent MCF basis, lease operating expense for the first quarter increased from $0.17 per MCFE in 1999 to $0.26 per MCFE in 2000. The increase in operating costs from 1999 to 2000 resulted primarily from repair costs on the amine unit in Oakvale Dome.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the first quarter of 2000 decreased $338,500, or 36%, from the comparable period in 1999. On an equivalent MCF basis, general and administrative costs declined 41% to $0.68 per MCFE for the three months ended March 31, 2000 compared to $1.15 for the same period in 1999. The decrease in G&A costs was due primarily to lower compensation expense. We reduced our staff level from 23 employees at March 31, 1999 to six employees at March 31, 2000. Compensation expense for the first quarter of 2000 included approximately $48,000 in costs associated with employees who are no longer with the company. In addition, legal costs for the first quarter of 2000 included fees related to the negotiation of certain non-recurring transactions described herein.

     INTEREST EXPENSE. Interest expense for the first quarter of 2000 increased $319,800, or 20 percent, from the comparable prior year. Average debt was approximately $60 million for the three months ended March 31, 2000, resulting in gross interest costs of $1.65 million. Partially offsetting these costs was capitalized interest of $59,800, which is based on the carrying value of unproved properties. Financing costs also included amortization of debt issuance costs totaling $290,000 for the three-month period in 2000. For the comparable 1999 three-month period, average debt was approximately $59.8 million, resulting in gross interest costs of $1.9 million. Other financing costs included the amortization of the Shell discount and the original issue discount for the EnCap NPI of $62,500 and $15,300, respectively. Partially offsetting these costs was capitalized interest of $1.0 million. Amortization of debt issuance costs totaled $582,000 for the three months ended March 31, 1999.

     OTHER. Other income (expense) for the first quarter of 2000 included a $750,000 loss on the sale of Harken notes, $209,200 loss on the sale-leaseback of furniture, equipment and personal property and $145,000 on the write-off of our interest in Ecuador. These costs were slightly offset by interest income of $237,300. For the comparable three-month period in 1999, other income included interest income of $88,200 partially offset by losses on the sale of marketable securities totaling $58,600.

     NET LOSS. For the first quarter of 2000, we reported a net loss applicable to common stockholders of $3.5 million, or $0.07 per share, compared to a loss of $2.7 million, or $0.08 per share, for the same period in 1999. Weighted average shares outstanding increased from approximately
33.7 million for the three months ended March 31, 1999 to 51.2 million in the comparable 2000 period as a result of the issuance of common stock as dividend payment on preferred shares as well as shares issued as payment of commissions and finance fees for the July 1999 exchange offer.

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

LIQUIDITY

    At March 31, 2000, we had cash and cash equivalents on hand of $2.1 million and a working capital deficit of $327,600, as compared to a cash balance of $3.1 million and working capital of $680,000 at December 31, 1999. Our ratio of current assets to current liabilities was 0.95:1 at March 31, 2000 compared to 1.07:1 at December 31, 1999.

CASH FLOWS

     Cash flows provided by operating activities totaled $2.0 million for the three months ended March 31, 2000 due primarily to a decrease in receivables. Joint interest receivables decreased $1.6 million due primarily to payment by a significant industry partner. In addition, oil and gas receivables decreased $2.1 million due to more timely collection of invoices. At year-end, invoicing for three months of production was outstanding compared to two months at March 31, 2000.

     Cash used in investing activities for the first quarter of 2000 was $0.5 million. Cash outlays for exploration and development expenditures totaled approximately $1.0 million consisting primarily of costs associated with drilling the PEOC well. Partially offsetting these costs were proceeds from the sale of Harken Energy notes for cash of $375,000.

     Cash used in financing activities totaled $2.5 million for the three months ended March 31, 2000 and included repayment of amounts under the debt restructuring agreement of $1.7 million and the Aquila production financing of $1.1 million. In addition, we borrowed $432,900 under the Aquila production financing to fund the side-track operations on the PEOC #1 well and stimulate the BOE 16-14 well.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGE IN SECURITIES

                                                  Amount of        Description of the
Date of Transaction     Type of Securities     Securities Sold        Transaction
-------------------     ------------------     ---------------     ------------------
January 2000               Common Stock           3,702,299        Preferred Dividend
                                                                   Exchange for Preferred
March 2000                 Common Stock             187,854        Stock, Series II
March 2000                 Common Stock          10,639,368        Preferred Dividend


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                 27.1 - Financial Data Table

          (b)    Reports filed on Form 8-K.

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BENZ ENERGY INC.


Dated:  May 15, 2000                   /s/  Robert S. Herlin
       -------------                   -------------------------------------
                                       Robert S. Herlin
                                       President and Chief Executive Officer



Dated:  May 15, 2000                   /s/  Kirsten A. Hink
       -------------                   -------------------------------------
                                       Kirsten A. Hink
                                       Controller
                                       (Chief Accounting Officer)