Form 10QSB
period 2000-06-30
BENZ ENERGY LTD /CAN/
filed 2000-09-08
CIK 1067064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number     333-83651


                                BENZ ENERGY INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  76-0577348
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1000 Louisiana Street, 15th Floor
Houston, Texas                                              77002
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code      (713) 739-0351


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES /X/      NO / /


Number of shares of Benz Energy Inc. common stock, $.01 par value, outstanding
as of June 30, 2000                                                  62,113,409

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                 BENZ ENERGY INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)

                                                                       For the three Months Ended
                                                                                June 30,
                                                                   ------------------------------------
                                                                        2000                1999
                                                                   ------------------------------------
REVENUES
   Oil and gas sales                                               $      1,536,276    $      1,907,371

   Impairment of oil and gas properties                                  31,030,350                   -
   Depreciation, depletion and amortization                               2,633,915             988,853
   Operating costs                                                          107,676             314,404
   General and administrative                                             1,729,290             730,303
   Interest expense                                                       1,856,295           1,352,160
                                                                    ----------------   -----------------
                                                                         37,357,526           3,385,720
                                                                    ----------------   -----------------
LOSS FROM OPERATIONS BEFORE OTHER INCOME
  (EXPENSE) AND PROVISION FOR INCOME TAXES                              (35,821,250)         (1,478,349)

Interest income                                                             181,589              75,075
Loss on sale of investments and other assets                                      -            (271,849)
                                                                    ----------------   -----------------
    Total Other Income (Expense)                                             181,589          (196,774)
                                                                    ----------------   -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                  (35,639,661)         (1,675,123)
Provision for income taxes                                                        -                   -
                                                                    ----------------   -----------------

NET LOSS BEFORE PREFERRED DIVIDEND                                      (35,639,661)         (1,675,123)
Cumulative preferred stock dividends                                       (834,880)           (231,932)
                                                                    ----------------   -----------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $   (36,474,541)    $    (1,907,055)
                                                                    ================    ================


BASIC AND DILUTED LOSS PER SHARE ON COMMON STOCK                    $         (0.59)    $         (0.06)
                                                                    ================    ================

WEIGHTED AVERAGE COMMON SHARES USED TO COMPUTE:
   Basic Loss per Share                                                  62,113,409          34,122,834
   Diluted Loss per Share                                                62,113,409          34,122,834


The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                 BENZ ENERGY INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)



                                                                                   For the six Months Ended
                                                                                           June 30,
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                             ------------------   -----------------
REVENUES
   Oil and gas sales                                                          $      3,724,339     $     3,278,328

   Impairment of oil and gas properties                                             31,030,350                   -
   Depreciation, depletion and amortization                                          3,904,582           2,152,698
   Operating costs                                                                     361,847             482,572
   General and administrative                                                        2,324,776           1,664,268
   Interest expense                                                                  3,739,287           2,915,383
                                                                             ------------------   -----------------
                                                                                    41,360,842           7,214,921
                                                                             ------------------   -----------------
LOSS FROM OPERATIONS BEFORE OTHER INCOME
    (EXPENSE) AND PROVISION FOR INCOME TAXES                                       (37,636,503)         (3,936,593)

Interest income                                                                        418,848             163,294
Loss on sale of investments and other assets                                        (1,104,173)           (330,402)
                                                                             ------------------   -----------------
    Total Other Income (Expense)                                                      (685,325)           (167,108)
                                                                             ------------------   -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                             (38,321,828)         (4,103,701)
Provision for income taxes                                                                   -                   -
                                                                             ------------------   -----------------

NET LOSS BEFORE PREFERRED DIVIDEND                                                 (38,321,828)         (4,103,701)
Cumulative preferred stock dividends                                                (1,655,745)           (469,136)
                                                                             ------------------   -----------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                    $    (39,977,573)    $    (4,572,837)
                                                                             ==================   =================


BASIC AND DILUTED LOSS PER SHARE ON COMMON STOCK                              $          (0.71)    $         (0.13)
                                                                             ==================   =================

WEIGHTED AVERAGE COMMON SHARES USED TO COMPUTE:
   Basic Loss per Share                                                             56,635,148          33,926,370
   Diluted Loss per Share                                                           56,635,148          33,926,370




















The accompanying notes to consolidated financial statements are an integral part of this statement.



                                BENZ ENERGY INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                   For the six Months Ended
                                                                                           June 30,
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                             ------------------   -----------------
Net loss                                                                      $    (38,321,828)    $    (4,103,701)

Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                            (34,139)             11,475
    Unrealized gains on marketable securities                                               --              85,630
                                                                             ------------------   -----------------

Comprehensive loss                                                            $    (38,355,967)    $    (4,006,596)
                                                                             ==================   =================

























The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           For the six Months Ended
                                                                                                   June 30,
                                                                                   --------------------------------------
                                                                                           2000                1999
                                                                                   ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $    (38,321,828)      $    (4,103,701)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation, depletion and amortization                                            3,904,582             2,152,698
       Impairment of oil and gas properties                                               31,030,350                     -
       Amortization of deferred loan costs                                                   545,120             1,169,857
       Loss on sale of investments                                                           750,000               148,091
       Provision for doubtful accounts                                                       824,000                68,328
       Non-cash general and administrative expense                                           500,000                     -
       Write-off of investment in Calibre Ecuador                                            144,970                     -
       Write-off investment in equipment                                                           -               182,310
       Loss on sale of office furniture and equipment                                        209,203                     -
   Changes in operating assets and liabilities:
     Decrease in receivables                                                               4,707,490               583,570
     (Increase) decrease in prepaid expenses                                                 (13,546)               48,386
     Decrease (increase) in amounts due from related parties                                  61,875               (41,252)
     Decrease (increase) in other assets                                                     (37,662)              425,000
     Increase (decrease) in accounts payable and accrued expenses                           (501,834)            3,350,235
     Decrease in drilling advances                                                          (560,365)               (3,113)
                                                                                    -----------------     -----------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 3,242,355             3,980,409
                                                                                    -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration and development expenditures                                               (1,912,796)           (9,970,236)
   Proceeds from sale of oil and gas properties                                              131,793               534,730
   Proceeds from sale of investments                                                         375,000               160,515
   Other capital expenditures, net                                                            22,485               (65,675)
   Other, net                                                                                      -                69,483
                                                                                    -----------------     -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                              (1,383,518)           (9,271,183)
                                                                                    -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                                      432,866             3,000,000
   Payments on long-term debt                                                             (3,615,590)             (550,161)
   Net decrease in short-term borrowings                                                      (7,366)            1,096,635
   Cost of debt and equity transactions                                                      (31,362)             (605,389)
   Cash overdraft position                                                                         -               196,454
   Other                                                                                      22,034              (125,132)
                                                                                    -----------------     -----------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (3,199,418)            3,012,407
                                                                                    -----------------     -----------------

Effect of change in translation                                                              (34,139)              (11,867)
                                                                                    -----------------     -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,374,720)           (2,290,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             3,126,175             2,319,302
                                                                                    -----------------     -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      1,751,455       $        29,068
                                                                                    =================     =================




The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                         June 30,              December 31,
                                                                                           2000                    1999
                                                                                    -------------------     ------------------
                                    ASSETS                                              (unaudited)             (audited)
CURRENT ASSETS
    Cash and cash equivalents                                                       $         1,751,455     $        3,126,175
    Receivables, net of allowance for doubtful accounts
       of  $245,718 in 2000 and $180,718 in 1999                                              1,320,130              6,796,722
    Advances to related parties                                                                       -                622,454
    Prepaid expenses                                                                            239,389                225,843
                                                                                    -------------------     ------------------
      Total Current Assets                                                                    3,310,974             10,771,194
                                                                                    -------------------     ------------------

OIL AND GAS PROPERTIES, USING FULL COST ACCOUNTING
    Costs being amortized                                                                    67,598,019             62,201,144
    Costs not being amortized                                                                17,197,938             20,433,950
                                                                                    -------------------     ------------------
                                                                                             84,795,957             82,635,094
    Less: Accumulated amortization                                                          (43,976,025)            (9,107,788)
                                                                                    -------------------     ------------------
      Net Oil and Gas Properties                                                             40,819,932             73,527,306
                                                                                    -------------------     ------------------

PROPERTY AND EQUIPMENT                                                                          437,703              1,147,315
    Less: Accumulated depreciation                                                             (165,974)              (556,171)
                                                                                    -------------------     ------------------
      Net Property and Equipment                                                                271,729                591,144
                                                                                    -------------------     ------------------

Notes receivable                                                                             10,913,333             12,000,000
Debt issuance costs, net of accumulated amortization of $2,094,628 and
    $1,547,973, respectively                                                                  3,001,064              3,546,184
Due from related parties                                                                        200,008                113,962
Other assets                                                                                    268,450                575,591
                                                                                    -------------------     ------------------
    Total Other Assets                                                                       14,382,855             16,235,737
                                                                                    -------------------     ------------------

       TOTAL ASSETS                                                                 $        58,785,490     $      101,125,381
                                                                                    ===================     ==================

    The accompanying notes to consolidated financial statements are an integral part of this statement.

                                BENZ ENERGY INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                           June 30,                December 31,
                                                                                             2000                      1999
                                                                                    ---------------------     --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                                (unaudited)                (audited)
CURRENT LIABILITIES
    Accounts payable                                                                $           1,471,711     $          1,821,701
    Revenue payable                                                                             1,571,445                1,628,905
    Accrued interest                                                                            1,546,064                1,525,022
    Accrued preferred dividends                                                                   698,265                  974,603
    Accrued loss on termination of employee                                                       883,624                  900,957
    Other accrued expenses                                                                        559,308                1,409,504
    Drilling advances                                                                              20,774                  581,139
    Notes payable                                                                                  29,750                   37,116
    Current maturities of long-term debt                                                        3,381,132                1,212,212
                                                                                    ---------------------     --------------------
         Total Current Liabilities                                                             10,162,073               10,091,159
                                                                                    ---------------------     --------------------

LONG-TERM DEBT                                                                                 55,163,545               60,515,189

OTHER LONG-TERM LIABILITIES                                                                       682,462                   13,196

COMMITMENTS AND CONTINGENCIES                                                                          --                       --

REDEEMABLE PREFERRED STOCK, $1 par value; 100,000,000 shares authorized;
    13,888,140 shares issued and outstanding, respectively; redemption value
    of $13,888,140, respectively.                                                              13,558,140               13,518,140

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, $1 par value; 100,000,000 shares authorized; 244,251 and
       239,701 shares issued and outstanding, respectively; redemption value
       of $23,925,100 and $23,970,100, respectively.                                              244,251                  239,701
    Common Stock, $0.01 par value; 300,000,000 shares authorized; 62,113,409
       shares and 47,583,888 shares issued and outstanding, respectively.                         621,134                  475,839
    Additional paid-in capital                                                                 47,224,452               45,131,014
    Accumulated deficit                                                                       (68,725,806)             (28,748,234)
    Cumulative foreign currency translation adjustment                                           (144,761)                (110,623)
                                                                                    ---------------------     --------------------
       Total Stockholders' Equity                                                             (20,780,730)              16,987,697
                                                                                    ---------------------     --------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          58,785,490     $        101,125,381
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

                                BENZ ENERGY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         These financial statements have been prepared by Benz Energy without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our 1999 annual report on Form 10-KSB filed on April 14, 2000.


1.       IMPAIRMENT OF OIL AND GAS PROPERTIES

     As of June 30, 2000 we recognized an impairment loss of $31,030,000 on our oil and gas properties. This loss results from a decline in our estimated oil and gas reserve values as reflected in our mid-year independent reserve evaluation prepared by R.A. Lenser & Associates, Inc. Generally accepted accounting principles require that capitalized costs (as defined) of oil and gas properties not exceed a cost ceiling that is based on estimated reserve values.

2.       DUE FROM RELATED PARTIES

     At June 30, 2000, amounts due from related parties include a promissory note from Starbucks Trust of approximately $3,011,000 plus accrued interest of $531,500, $251,500 due from Slattery Trust, $354,000 due from Texstar Holdings and $284,500 due on joint interest billings. These receivables offset a note payable to Starbucks of $1,211,500 plus accrued interest of $238,400 and a note payable to Starbucks of $200,000 plus accrued interest of $43,900. Due to a decline in the value of our common stock that collateralizes the note receivable from Starbucks Trust, we have established an allowance for uncollectible accounts in the amount of $2,538,700 at June 30, 2000. This loss provision was offset by the forgiveness by Prentis Tomlinson of $1,779,700 in debt that we owed to him.

     Our Form 10-KSB for the year ended December 31, 1999 contains a discussion of the transactions giving rise to these related party receivables and payables.

3.       PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at June 30, 2000:


                     3-D Workstations                                              $                  -
                     Furniture and Fixtures                                                           -
                     Telephone and Computer Equipment                                                 -
                     Leasehold Improvements                                                     368,654
                     Software                                                                         -
                     Other                                                                       69,049
                                                                                   ---------------------
                                                                                                437,703
                     Less: Accumulated Depreciation                                            (165,974)
                                                                                   =====================
                     Net Property and Equipment                                    $            271,729
                                                                                   =====================


     We recorded the following depreciation expense related to property and equipment in the Consolidated Statements of Operations for the periods indicated:


                     Three months ended June 30, 2000                    $      18,433
                     Three months ended June 30, 1999                    $      76,481

                     Six months ended June 30, 2000                      $      66,695
                     Six months ended June 30, 1999                      $     179,010


     In February 2000, we sold all office furniture, equipment and personal property to WIN-Houston Limited Partnership and signed an agreement to lease back such furniture, equipment and personal property for one year for lease payments of approximately $487 per month. We recorded a loss on the sale-leaseback of $209,203 in our Consolidated Statements of Operations.

4.       NOTE RECEIVABLE

     On December 30, 1999, we sold a farm-out of our exploratory program to Harken Energy Corporation. The sale involved three prospects in Texas, including the Old Ocean project, and six prospects in Mississippi and certain assets related to those prospects. The sales price for the exploratory assets was $12 million principal amount of 5% convertible subordinated notes of Harken Energy Corporation due May 26, 2003. The notes are convertible at the holder's sole election into Harken Energy common shares based on a conversion price of $6.50 per share. The notes are mandatorily convertible if the market price per share of Harken Energy common share over any consecutive 30 day period is equal to or greater than $8.125 per share. During the year prior to maturity, Harken Energy may redeem the convertible notes for Harken common shares based on its then market price, provided that the redemption must be at a 10% premium if the redemption occurs within six months of maturity. In addition to the convertible notes, Benz retained a reversionary 20% working interest in the prospects, which vests after pay-out of 100% of Harken Energy's drilling costs, land costs, certain administrative costs, purchase price, plus a 10% rate of return.

On March 30, 2000, we sold $1.125 million of notes back to Harken for $375,000 in cash, resulting in a loss on investment of $750,000 recorded in our Consolidated Statements of Operations. As part of the transaction, the maturity on a portion of the remaining notes was extended six months.

5.       PARTICIPATION AGREEMENT

     In November 1998, we entered into a participation agreement with Burlington Resources International Inc. ("Burlington") to pursue government contracts to participate in the redevelopment of oil and gas fields in Ecuador. The company and Burlington had participation interests of 25% and 75%, respectively. Burlington did not renew the agreement; however, we retained a 25% interest in any project related to the subject area pursued by Burlington for one year. Such interest lapsed in April 2000 and we elected to write off the investment in March 2000 for a loss of $144,970 in our Consolidated Statements of Operations.

6.       DEBT


                                                                           June 30,               December 31,
                                                                             2000                      1999
                                                                    -----------------------    ----------------------
         Aquila Financing                                            $          25,979,259      $         27,724,544
         EnCap Junior Note                                                       2,886,821                 2,886,821
         Debt Restructuring Agreement                                            8,786,597                10,224,036
         Weisser Johnson Note                                                       75,000                    75,000
         Convertible Debentures                                                 20,817,000                20,817,000
                                                                    -----------------------    ----------------------
             Total                                                              58,544,677                61,727,401
         Current Portion                                                         3,381,132                 1,212,212
                                                                    -----------------------    ----------------------
             Total Long-Term Debt                                    $          55,163,545      $         60,515,189
                                                                    =======================    ======================


     During the first quarter of 2000, we repaid approximately $1.7 million towards the Debt Restructuring Agreement with proceeds from the collection of a receivable from an industry partner. In addition, we borrowed approximately $432,900 under the Aquila production financing to fund sidetracking of the PEOC #1 well and stimulation of the BOE 16-14 well. Repayments on the Aquila financing totalled approximately $2.2 million during the six months ended June 30, 2000.

     During the third quarter of 1999, we restructured our debt obligations through the following transactions:

     AQUILA FINANCING - In August 1999, we closed a long-term production financing facility with Aquila Energy Capital Corporation in the initial amount of $26.8 million. The proceeds were used to retire existing senior secured debt and accrued interest including the Shell production financing, the EnCap Credit Facility and the BOCP Credit Facility. In addition, the facility included a firm commitment from Aquila for an additional $3.8 million of funding for development drilling at our Oakvale Dome Field.

     The production financing is secured by our proven oil and gas properties and is repaid through a dedicated portion of the property income. Terms of the financing include a 12% interest rate and assignment of 1/16th of our interest in the collateral properties following full repayment of the production financing.

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

7.       CAPITAL STOCK

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

     On April 1, 2000 we issued 5,000 shares of Class A Series III preferred stock to RP&C International for professional services in connection with strategic transaction discussions. The Series III shares have similar rights, preferences, limitations and restrictions as the Series II preferred shares. This transaction, which is valued at $500,000, is reflected in our financial statements at June 30, 2000 as a charge to general and administrative expense.

8.       NON-CASH INVESTING AND FINANCING ACTIVITIES

     Supplemental Disclosure of Cash Flow Information

          We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

        In March 2000, 450 shares of preferred stock, series II were converted into 187,854 common shares.

        We paid dividends due March 31, 2000 on our preferred shares, series I and II with 14,341,667 common shares of the company valued at approximately $1.3 million.

        In April 2000, Prentis B. Tomlinson forgave $1.8 million in debt and accrued interest owing to him from the Calibre acquisition.

        See Note 7 regarding the issuance of 5,000 shares of preferred stock for services.

        The following table provides additional disclosure of cash payments:


                                                                           For the Six Months Ended
                                                                                   June 30,
                                                              ---------------------------------------------------
                                                                       2000                        1999
                                                              -----------------------     -----------------------
Cash paid during the period for:
    Interest                                                  $             3,171,590     $             1,809,444
    Income taxes                                                                  --                          --


9.       EARNINGS PER SHARE

    Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                       June 30,
                                       ------------------------------------------
                                              2000                   1999
                                       -------------------     ------------------
Warrants                                        6,212,826              6,212,826
Options                                         2,469,730              2,837,349
                                       -------------------     ------------------
    Total shares                                8,682,556              9,050,175
                                       ===================     ==================


     The exercise prices of the above securities are substantially above the trading range of the common stock.

10.      GOING CONCERN ISSUE

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. We currently have minimal cash reserves and inadequate working capital to fund our operations and other near term obligations. A semi-annual interest payment on our convertible debentures is due on September 30, 2000 totalling a maximum of $937,000 and payments of $675,000 are due under terms of the termination agreement with a former officer. In the event such payments are not made, we would be in default under the trust indenture after 60 days from notification by the trustee or holders of at least 25% of the principal amount of debentures, as well as other debt covenants. Such debt may ultimately be called. The company may not be able to meet such demand and currently does not have sufficient cash or equivalents to meet such demand. Further, as described under Management Discussion and Analysis, our estimated proved reserves have substantially declined since December 31, 1999 and our assets are less than our liabilities.

         In January 2000, we announced that we were considering various strategies and options that could include a sale or merger of the company or major re-capitalization. We are in discussions with third parties, including our major creditors regarding these options, but can give no assurance as to the successful completion of such discussions or what the ultimate impact on the Company will be from such discussions.

11. OTHER EVENTS

    In April 2000, an agreement with Prentis B. Tomlinson was signed that included the forgiveness of the $1.7 million note payable, plus accrued interest, due Mr. Tomlinson as a result of the Calibre acquisition in 1998. In January 2000, Mr. Tomlinson resigned his positions as President and Chief Executive Officer of the company while remaining on our board of directors.

     Our attempt to sidetrack the PEOC #1 development well was unsuccessful and the well was plugged and abandoned in May 2000. Our cost for this attempt was approximately $1.5 million. This dry hole reduced our estimated proved reserves by approximately 13%. Further, the production from wells in the Oakvale Dome Field in Mississippi began declining prematurely and at a greater rate than was estimated in our reserve estimates at January 1, 2000. Our mid-year reserve estimates prepared by R.A. Lenser & Associates Inc. indicates that the revised proved reserves are insufficient to pay off the outstanding production facility in the required period of time. As a result, Aquila may elect to increase their share of dedicated revenues from 85% to 95%. Such action would have a severe adverse impact on our viability. We are involved in discussions with Aquila regarding resolution of this shortfall.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Consolidated Financial Statements included herein.


RESULTS OF OPERATIONS


     REVENUE. For the second quarter of 2000, revenue from crude oil and natural gas production decreased 19% from the same period in 1999, due to a 24% decline in natural gas production and a 76% decline in oil production. Natural gas contributed 90% and crude oil contributed 10% of total oil and gas production revenue.

     For the six months ended June 30, 2000, revenue from crude oil and natural gas production increased 14% over the same period in 1999, despite a 6% decrease in gas production and a 61% decrease in oil production. Natural gas contributed 88% and crude oil contributed 12% of total oil and gas production revenue during this period.

     The following table summarizes volume and price information with respect to our oil and gas production for the periods ended June 30, 2000 and 1999:


                                                                            Quarter ended June 30,
                                                                -----------------------------------------
                                                                                                Increase
                                                                   2000          1999          (Decrease)
                                                                -----------    ---------     ------------
         Gas Volume - MCFGD                                         6,908         9,070          (2,162)
         Average Gas Price - per MCF                               $ 2.21        $ 1.89         $  0.32
         Oil Volume - BOD                                              62           261            (199)
         Average Oil Price - per barrel                            $25.69        $14.77         $ 10.92


                                                                       Six Months Ended June 30,
                                                               -----------------------------------------
                                                                                               Increase
                                                                  2000          1999          (Decrease)
                                                               -----------    ---------     ------------
         Gas Volume - MCFGD                                         7,948        8,494             (546)
         Average Gas Price - per MCF                               $ 2.27       $ 1.80           $ 0.47
         Oil Volume - BOD                                              89          226             (137)
         Average Oil Price - per barrel                            $27.67       $12.56           $15.11

The majority of our gas production through August 2002 is subject to a hedge contract. Hedging activities resulted in losses of $601,050, or $.96 per Mcf for the second quarter of 2000, and $566,530, or $.39 per Mcf for the six months ended June 30, 2000. For the first half of 1999, hedging activities resulted in small gains.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     GAS SALES. Revenues from natural gas sales decreased 11%, from $1.56 million for the second quarter of 1999 to approximately $1.39 million for the same period in 2000 due primarily to early production declines in our Oakvale Dome and Wausau wells. This production decline was partially offset by higher gas prices in 2000. Our average realized price for sales of natural gas increased from $1.89 per Mcf in the second quarter of 1999 to $2.21 per Mcf for the same period in 2000. For the second quarter of 2000, this price reflects the effects of hedging activity which resulted in a decrease of $.96 per Mcf.

     OIL SALES. For the second quarter of 2000, revenues from oil sales decreased 58% to $145,808, compared to $351,006 for the same period in 1999, due primarily to production declines which were partially offset by higher oil prices. Our average realized price for sales of crude oil in the second quarter of 2000 increased from $14.77 to $25.69, an increase of $10.92 per barrel, or 74%. Oil production, however, declined from 261 barrels per day in the first quarter of 1999 to 62 barrels per day for the same period in 2000, adversely impacting oil sales revenue. This was due primarily to loss of production from properties sold in 1999 and production declines in two key wells.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Our depreciation, depletion and amortization ("DD&A") expense for the quarter ended June 30, 2000 totaled $2.6 million compared to $1.0 million in the comparable 1999 period. Full cost DD&A totaled $2.6 million for the second quarter of 2000 compared to $900,000 for the second quarter of 1999. On an equivalent MCF basis, full cost DD&A increased $3.02 per MCFE, from $.93 per MCFE to $3.95 per MCFE, in the first quarter of 2000 compared to the same period in 1999. This was due primarily to a 59% reduction in estimated reserve values since year end. In addition, some costs currently being amortized were previously classified as unevaluated. In accordance with generally accepted accounting principles, full cost DD&A was computed before consideration of the impairment loss provision discussed below. If DD&A had been computed after the impairment loss provision, the impairment loss would have been approximately $33.6 million and full cost DD&A would have been $1.18 million, or $1.78 per MCFE.

    We engaged R.A. Lenser & Associates, Inc. to conduct a study of our reserves at July 1, 2000. The report included the effects of the following major events:

    (a) The plugging and abandonment of the PEOC #1 proved location.
    (b) Poorer than expected performance from two of the Oakvale producing wells due to reservoir communication between the two wells.
    (c) Reclassification of one Oakvale location from the proved category to the probable category.

     The following is a summary of our proved reserve estimates at July 1, 2000:


                                     Oil              Gas         Present value



                                    (MBBL)           (MMCF)      DISCOUNTED AT 10%
                                    ------           ------      -----------------
                                                                   (in thousands)
   Producing                          142             4,771           $11,931
   Non producing                      111             5,816             8,919
   Undeveloped                          6             2,547             2,048
                                  -------           -------           -------
      Totals                          259            13,134           $22,898
                                  =======           =======           =======

       DD&A of other assets for the second quarter of 2000 totaled $18,433 compared to $86,863 in the comparable 1999 period. We sold furniture, equipment and personal property to a third party in February 2000 and leased back such furniture, equipment and personal property for monthly payments of approximately $487 per month resulting in lower depreciation expense for 2000.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. For the second quarter of 2000, we recognized an impairment loss on our oil and gas properties of $31,030,350. There was no similar item in 1999. This loss results from a decline in our estimated oil and gas reserve values as discussed above. Based on current reserve estimates, the recognition of this loss will result in future reductions in DD&A of $2.11 per equivalent MCF.

     OPERATING COSTS. Operating costs, including lease operating expense and severance taxes, decreased 66% from $314,404 in the second quarter of 1999 to $107,676 for the same period in 2000. For the second quarter of 2000, lease operating expense, excluding severance taxes, totaled $120,082 compared to $303,856 for the comparable period in 1999. On an equivalent MCF basis, lease operating expense for the second quarter decreased from $0.31 per MCFE in 1999 to $0.18 per MCFE in 2000. The decrease in operating costs from 1999 to 2000 resulted primarily from repair costs incurred in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense ("G&A") increased from approximately $730,300 in the second quarter of 1999 to $1,729,300 in the second quarter of 2000, an increase of $999,000, or 137%. This includes the effects of a provision for uncollectible related party receivables of $759,000 in the second quarter of 2000, as well as a non-cash charge of $500,000 for professional services rendered in connection with merger discussions, which was paid with shares of preferred stock. The total of other recurring categories of G&A decreased by $260,000. On an equivalent MCF basis, recurring G&A declined 5% to $0.71 per MCFE for the three months ended June 30, 2000 compared to $.75 for the same period in 1999. The decrease in recurring G&A costs was due primarily to downsizing of our operations and related cost reduction measures. Compensation and employee benefits decreased from $325,000 in the second quarter of 1999 to $149,000 for the same period in 2000, for a decrease of $176,000, or 54%. We reduced our staff level from 23 employees at June 30, 1999 to six employees at June 30, 2000. In addition, legal and other professional fees decreased by approximately $141,000.

     INTEREST EXPENSE. Interest expense for the second quarter of 2000 increased $504,000, or 37 percent, from the comparable prior year period. Average debt was approximately $58.5 million for the three months ended June 30, 2000, resulting in gross interest costs of $1.6 million. Partially offsetting these costs was capitalized interest of $59,800, which is based on the carrying value of unproved properties. Interest costs also included amortization of debt issuance costs totaling $256,000 for the three-month period in 2000. For the comparable 1999 three-month period, average debt was approximately $63.1 million, resulting in gross interest costs of $2.1 million, of which $1.2 million was capitalized as costs of carrying undeveloped properties. Interest expense for this period also includes amortization of debt costs of $432,000.

     NET LOSS. For the second quarter of 2000, we reported a net loss applicable to common stockholders of $36.5 million, or $0.59 per share, compared to a loss of $1.9 million, or $0.06 per share, for the same period in 1999. As discussed above, the 2000 loss includes non-cash expenses and losses from (a) Impairment of oil and gas properties of $31,030,000, (b) a bad debt provision of $759,000 and (c) non-cash professional services of $500,000. Weighted average shares outstanding increased from approximately
34.1 million for the three months ended June 30, 1999 to 62.1 million in the comparable 2000 period as a result of the issuance of common stock as dividend payment on preferred shares as well as shares issued as payment of commissions and finance fees for the July 1999 exchange offer.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     GAS SALES. Revenues from natural gas sales increased 19%, from $2.8 million in the first half of 1999 to approximately $3.3 million for the same period in 2000 due to higher realized average gas prices compared to the prior year period. Our average realized price for sales of natural gas increased from $1.80 per Mcf in the first half of 1999 to $2.27 per Mcf for the same period in 2000. The price for 2000 reflects the negative effects of hedging activity that reduced our average price by $0.39 per Mcf. This increase in prices was partially offset by early production declines from our Oakvale Dome and Wausau wells. Production volumes decreased from 1,537,500 Mcf in the first half of 1999 to 1,447,000 MCF in the first half of 2000, for a decrease of 91,000 Mcf, or 6%.

     OIL SALES. For the first half of 2000, revenue from oil sales decreased 13%, from $514,000 in 1999 to $447,000. Average oil prices increased from $12.56 per barrel in the first half of 1999 to $27.67 for the same period in 2000, an increase of $15.11 per barrel, or 120%. This price increase was more than offset by production declines, particularly in the Oakvale Dome and Wausau wells. Oil production declined from an average of 226 barrels per day in the first half of 1999 to 89 barrels per day for the same period in 2000.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Our depreciation, depletion and amortization ("DD&A") expense for the first half of 2000 totaled $3.9 million compared to $2.2 million in the comparable 1999 period. Full cost DD&A totaled $3.8 million for the first six months of 2000 compared to $2.0 million for the first six months of 1999. On an equivalent MCF basis, full cost DD&A increased $1.39 per MCFE, from $1.10 per MCFE to $2.49 per MCFE, in the first half of 2000 compared to the same period in 1999. This was due primarily to a 59% decline in estimated reserve values since year end and, to a lesser extent, the transfer of some property cost from unevaluated to amortizable. If DD&A had been computed after the impairment loss provision, the impairment loss would have been approximately $33.6 million and full cost DD&A would have been $2.35 million, or $1.52 per MCFE.

     DD&A of other assets for the first half of 2000 totaled $66,700 compared to $189,000 in the comparable 1999 period. We sold furniture, equipment and personal property to a third party in February 2000 and leased back such furniture, equipment and personal property for monthly payments of approximately $487 per month resulting in lower depreciation expense for the first half of 2000 compared to the prior year period.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. For the second half of 2000, we recognized an impairment loss on our oil and gas properties of $31,030,350. There was no similar item in 1999. This loss results from a decline in our estimated oil and gas reserve values as discussed above. Based on current reserve estimates, the recognition of this loss will result in future reductions in DD&A of $2.11 per equivalent MCF.

     OPERATING COSTS. Operating costs, including lease operating expense and severance taxes, decreased 25% from $482,500 in the first half of 1999 to $361,800 for the same period in 2000. For the first half of 2000, lease operating expense, excluding severance taxes, totaled $351,900 compared to $441,600 for the comparable period in 1999. On an equivalent MCF basis, lease operating expense for the first half of 2000 decreased from $0.25 per MCFE in 1999 to $0.23 per MCFE in 2000.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the first half of 2000 was approximately $2,325,000 compared to $1,664,000 for the same period in 1999, for an increase of $661,000, or 40%. This includes the effects of a provision for uncollectible related party receivables of $759,000 in the first half of 2000, as well as the aforementioned non-cash charge of $500,000 for professional services. The total of other categories of G&A decreased $598,000 in the first half of 2000, or 36% from the first half of 1999. On an equivalent MCF basis, recurring general and administrative costs declined 26% to $0.69 per MCFE for the six months ended June 30, 2000 compared to $.93 for the same period in 1999. This decrease reflects the downsizing of our operations and related cost reduction efforts. Compensation and employee benefits decreased from $721,700 in the first half of 1999 to $329,700 in 2000, for a decrease of $392,000, or 54%. We reduced our staff level from 23 employees at June 30, 1999 to six employees at June 30, 2000. In addition, legal and other professional costs for the first half of 2000 decreased to $215,000 from $354,000 for the same period in 1999, for a decrease of $139,000, or 39%. For the first half of 2000, professional services included $50,300 related to our annual audit for 1999 and $19,400 for our annual third party engineering report.

     INTEREST EXPENSE. Interest expense for the first half of 2000 increased $823,904, or 28 percent, from the comparable prior year. Average debt was approximately $58.5 million for the three months ended June 30, 2000, resulting in gross interest costs of $3.3 million. Partially offsetting these costs was capitalized interest of $59,800, which is based on the carrying value of unproved properties. Interest costs also included amortization of debt issuance costs totaling $547,000 for the six-month period in 2000. For the comparable 1999 six-month period, average debt was approximately $63.1 million, resulting in gross interest costs of $4.2 million, which includes $2.3 million capitalized as costs of carrying unproved properties. Interest expense also included $1.0 million of amortization of debt finance costs.

     OTHER. Other income (expense) for the first half of 2000 included a $750,000 loss on the sale of Harken notes, $209,200 loss on the sale-leaseback of furniture, equipment and personal property and $145,000 on the write-off of our interest in Ecuador. These costs were partially offset by interest income of $418,800. For the comparable three-month period in 1999, other income included interest income of $163,300 partially offset by losses on the sale of marketable securities totaling $148,100 and loss on the disposal of office equipment of $182,300.

     NET LOSS. For the first half of 2000, we reported a net loss applicable to common stockholders of $39.9 million, or $0.71 per share, compared to a loss of $4.6 million, or $0.13 per share, for the same period in 1999. As discussed above, the 2000 loss includes non-cash expenses and losses from (a) Impairment of oil and gas properties of $31,030,350, (b) a bad debt provision of $759,000 and (c) non-cash professional services of $500,000. Weighted average shares outstanding increased from approximately 33.9 million for the three months ended June 30, 1999 to 56.6 million in the comparable 2000 period as a result of the issuance of common stock as dividend payment on preferred shares as well as shares issued as payment of commissions and finance fees for the July 1999 exchange offer.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary cash needs are for development of oil and gas properties, repayment of trade accounts payable and principal and interest on outstanding debt. Our sources of financing include potential equity placements, revenue generated from operations, ongoing sales of non-core assets and excess interests in core prospects, negotiated settlements with creditors and proceeds from additional production financings. Based on the foregoing, we will require capital from certain of the sources identified above to fund our ongoing activities and debt service over the next 12 months. If we are unable to obtain such capital, we will either have to sell or farm out interests in our prospects, curtail our drilling activities and restructure scheduled debt service. Such curtailing of activities could include reducing the number of wells drilled, loss of property interests, slowing activities on projects that we operate, selling additional interests in our prospect inventory, filing for protection under the bankruptcy laws or a combination of the foregoing. An absence of additional capital would further endanger our viability.

Many of the factors that may affect our future operating performance and long-term liquidity are beyond our control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and our operational results. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock or other equity securities, the issuance of net profits interests, sales of promoted interests in our prospects, and various forms of joint venture financing. In addition, the prices we receive for our future oil and natural gas production and the level of our production will have some impact on future operating cash flows.


LIQUIDITY

    At June 30, 2000, we had cash and cash equivalents on hand of $1.75 million and a working capital deficit of $6.85 million as compared to a cash balance of $3.1 million and working capital of $680,000 at December 31, 1999. Our ratio of current assets to current liabilities was 0.33:1 at June 30, 2000 compared to 1.07:1 at December 31, 1999.

CASH FLOWS

     Cash flows provided by operating activities totaled $3.2 million for the six months ended June 30, 2000 due primarily to collections of accounts receivables. Joint interest receivables decreased $1.4 million due primarily to payment by a significant industry partner. In addition, oil and gas receivables decreased $2.9 million due to more timely collection of revenues. At year-end, receivables represented three months of production as compared to one month at June 30, 2000.

     Cash used in investing activities for the first half of 2000 was $1.4 million. Cash outlays for exploration and development expenditures totaled approximately $1.9 million consisting primarily of costs associated with drilling the PEOC well. Partially offsetting these costs were proceeds from the sale of Harken Energy notes for cash of $375,000 and sales of unproved oil and gas properties of $132,000.

     Cash used in financing activities totaled $3.2 million for the six months ended June 30, 2000 and included repayment of amounts under the debt restructuring agreement of $1.7 million and the Aquila production financing of $2.2 million. In addition, we borrowed $432,900 under the Aquila production financing to fund the side-track operations on the PEOC #1 well and stimulate the BOE 16-14 well and added $200,000 of vendor payables to the Debt Restructuring Agreement.




NOTE: The information in this document includes forward-looking statements that are made pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Benz Energy Inc., are subject to a number of risks and uncertainties which may cause actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, our ability to replace reserves or implement our business plan, access to and cost of capital, uncertainties inherent in the estimation of reserves, quality of technical data and environmental risks. These and other risks are described in our 1999 Form 10-KSB which is available from the Securities and Exchange Commission.

    PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

              None.

    ITEM 2.   CHANGE IN SECURITIES

                                                                      Amount of              Description of the
Date of Transaction                   Type of Securities           Securities Sold              Transaction
------------------------------      ------------------------     ---------------------    --------------------------
January 2000                             Common Stock                       3,702,299     Preferred Dividend
                                                                                          Exchange for Preferred
March 2000                               Common Stock                         187,854        Stock,Series II
March 2000                               Common Stock                      10,639,368     Preferred Dividend
April 2000                               Preferred Stock,
                                           Series II                            5,000     Services

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



                                        BENZ ENERGY INC.





Dated:     September 8, 2000             /s/  Robert S. Herlin
         ---------------------          ----------------------------------------
                                         Robert S. Herlin
                                         President , Chief Executive Officer and
                                         Chief Financial Officer